Form 10QSB
period 2007-08-31
Portage Resources Inc.
filed 2007-09-18
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-144585

PORTAGE RESOURCES INC.
                         (Exact name of small business issuer as specified in its charter)

Nevada	75-3244927
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

990 Richard Street, Saint Wenceslas, Quebec, Canada, G0Z 1J0
(Address of principal executive offices)

1-819-740-0810
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

August 31, 2007: 1,593,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

NDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at August 31, 2007 and May 31, 2007	4

	Statement of Operations For the three ended August 31, 2007 and for the period July 20, 2006 to August 31, 2006 and for the period February 13, 2007 (Date of Inception) to August 31, 2007	5

	Statement of Cash Flows For the three months ended August 31, 2007 and for the period July 20, 2007 to August 31, 2006 and for the period February 13, 2007 (Date of Inception) to August 31, 2007	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	22

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits and Reports on Form 8-K	23

	SIGNATURES.	24

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Portage Resources Inc. (a pre-exploration stage company) at August 31, 2007 (with comparative figures as at May 31, 2007) and the statement of operations for the three months ended August 31, 2007 and for the period from February 13, 2007 (date of incorporation) to August 31, 2007 and the statement of cash flows for the three months ended August 31, 2007 and for the period from February 13, 2007 (date of incorporation) to August 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ending May 31, 2008.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited - Prepared by Management)

	August 31, 2007	May 31, 2007
ASSETS

CURRENT ASSETS

Cash	$ 8,513	$ 17,517

Total Current Assets	$ 8,513	$ 17,517

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 4,403	$ 4,317
Accounts payable - related parties	37,198	17,156

Total Current Liabilities	41,601	21,473

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
1,593,000 shares issued and outstanding	1,593	1,593
Capital in excess of par value	19,257	19,257
Deficit accumulated during the pre-exploration stage	(53,938)	(24,806)

Total Stockholders’ Deficiency	(33,088)	(3,956)

	$ 8,513	$ 17,517

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three months ended August 31, 2007 and fro the period July 20, 2006 to August 31, 2006 and for the period from July 20, 2006 (date of inception) to August 31, 2007

(Unaudited - Prepared by Management)

	Three months ended August 31, 2007	From July 20, 2006 (date of inception) to August 31, 2006	From July 20, 2006 (date of inception) to August 31, 2007

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and auditing	3,362	-	7,146
Bank charges and interest	2	-	53
Consulting	15,000	-	20,000
Exploration and staking	-	-	3,263
Filing fees	-	-	667
Geological report	-	-	4,240
Incorporation costs	-	650	650
Legal	4,000	-	4,000
Management fees	3,000	-	7,000
Office	205	-	311
Rent	900	-	2,100
Travel and entertainment	1,663	-	3,508
Transfer agent’s fees	1,000	-	1,000

NET LOSS FROM OPERATIONS	$(29,132)	$ (650)	$ (53,938)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.02)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	1,593,000	1,200,000

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended August 31, 2007 and for the period July 20, 2006 to August 31, 2006 and for the period from July 20, 2006 (date of inception) to August 31, 2007

(Unaudited - Prepared by Management)

	Three months ended August 31, 2007	From July 20, 2006 (date of inception) to August 31, 2006	From July 20, 2006 (date of inception) to August 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(29,132)	$ (650)	$ (53,938)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	86	650	4,403

Net Cash Provided (Used) in Operations	(29,046)	-	(49,535)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	20,042	-	37,198
Proceeds from issuance of common stock	-	-	20,850
	20,042	-	58,048

Net Increase (Decrease) in Cash	(9,004)	-	8,513

Cash at Beginning of Period	17,517	-	-

CASH AT END OF PERIOD	$ 8,513	$ -	$ 8,513

The accompanying notes are an integral part of these unaudited financial statements

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

(Unaudited - Prepared by Management)

1. ORGANIZATION

The Company, Portage Resources Inc., was incorporated under the laws of the State of Nevada on July 20, 2006 with the authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company has elected May 31 as its fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

On August 31, 2007 the Company had a net operating loss carry forward of $53,938 for income tax purposes. The tax benefit of approximately $16,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will expire on 2028.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. AQUISITION OF MINERAL CLAIM

In late 2006, the Company had the ROK 1-20 claims staked and ownership put into its own name. The claims are located 15 miles east of Dawson City, Yukon. The expiry dates of the claims are December 13, 2007. In accordance with the Yukon Quartz Mining Act, yearly extensions to the expiry dates of quartz claims are dependent upon conducting $100 (Cdn) (US$92) for work per claim or paying the equivalent cash in lieu of work for a total consideration of $2,000 (Cdn.) (US$1,840). On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $37,198.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting February 1, 2007.

5. CAPITAL STOCK

On February 21, 2007, Company completed a private placement consisting of 1,200,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $1,200. On May 31, 2007, the Company completed a private placement of 393,000 common shares at $0.05 per share for a total consideration of $19,650.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

(Unaudited - Prepared by Management)

6.	GOING CONCERN

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Portage Resources Inc. (“Portage”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

The Company was incorporated under the laws of the State of Nevada on July 20, 2006 under the name of Portage Resources Inc. Our fiscal year end is May 31. Our executive offices are located at 990 Richard Street, Saint Wenceslas, Quebec, Canada, G0Z 1J0. Our telephone is (819) 740 - 0810. We do not have any subsidiaries, affiliated companies or joint venture partners.

We are a start-up mineral company in the pre-exploration stage and have not generated any operating revenues since inception. We have incurred losses since inception and our auditors have issued a going concern opinion since we must raise additional capital, through the sale of our securities, in order to fund our operations. There is can be no assurance we will be able to raise this capital.

Our sole mineral property, the ROK 1-20 Claims (hereinafter the “Portage Claims”), is located in the Yukon Territory (“Yukon”), Canada. We are the registered and beneficial owner of a 100% interest in the Portage Claims located in Yukon, Canada. Portage acquired the Portage Claims by staking for the sum of $3,263 on December 13, 2006. We own no other mineral property and are not engaged in the exploration of any other mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $53,938. To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Portage Claims in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Portage Claims and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $45,687 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit - quarter and annual financial statements	$ 7,450
Bank charges	84
Consulting fees - relating to the Form SB-2	5,000
Edgar filing costs - for quarter and annual financial statements	2,250
Exploration costs - as estimated for completion of Phase I	9,200
Filing fees - Nevada; Sec of State	200
Management fees - paid at $1,000 per month to the Portage’s president	12,000
Office and general expenses	500
Rent - use of the President’s residence at $300.00 per month	3,600
Transfer agent fees	1,000
Estimated expenses for the next twelve months	41,284
Account payable - unrelated parties at August 31, 2007	4,403
Estimated funds required over the next twelve months	$45,687

Obviously Portage does not have the required funds on hand to meet all the above noted obligation and therefore it will have to either sell additional shares or obtain advances from its directors and officers. The directors and officers are prepared to advance further funds to the company to ensure that it is able to pay its current obligations as noted above.

RESULTS OF OPERATIONS

Corporate Organization and History Within Last Five years

Portage was incorporated under the laws of the State of Nevada on July 20, 2006 under the name of Portage Resources Inc. Portage does not have any subsidiaries, affiliated companies or joint venture partners. We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the ROK 1-20 mineral claims located in the Yukon, Canada.

Business Development Since Inception

We raised $1,200 in initial seed capital on February 21, 2007 from our directors and officers. Monies used to begin the search for and arrange to acquire a mineral property that we consider holds the potential to contain uranium and gold were advanced to Portage by our President Martine Caron.

On February 16, 2007 we acquired by staking the ROK 1-20 mineral claims (collectively referred to as the “Portage Claims”), situated in the Yukon Territories (“Yukon”), Canada.

“Staking” is the term employed to describe the means by which mineral claims are acquired from the government of the Yukon, Canada in accordance with the Yukon Quartz Mining Act. In summary a staked mineral claim is a square or rectangular area of open ‘Crown land’ (i.e. land owned by the government of the Yukon). A prospector ‘stakes’ a mineral claim marking out, with a series of claim posts and blazed lines, the area covered by the claim. Mineral claims are staked in a square or rectangular shape with boundaries running north, south, east and west astronomically. The staker employs a compass to determine his orientation, and thus that of the claim(s) being staked. Initially the staker erects a claim post on a corner of the claim. After a claim post is erected, a clearly marked trail (claim line) is established, leading to where you intend to erect the next corner or line post. A proper claim line is one that is easy to spot and to follow. The usual method for marking claim boundaries is with an axe to cut blazes into trees and to cut underbrush. Blazes are cut into two sides of a tree and face the direction of the line. If trees are not available, you must erect pickets (cut from smaller trees) or pile loose rock rubble into cairns.

On May 31, 2007 Portage completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 393,000 common shares were sold at the price of $0.05 per share to raise $19,650.

On January 24, 2007 we engaged R. Alan Doherty, Professional Geologist of Aurium Geological Consultants Ltd. to conduct a review and analysis of the Portage Claims and the previous exploration work undertaken on the property and to recommend a mineral exploration program for the Portage Claims. Mr. Doherty’s report, summarized below, recommends a three-phase exploration program for the Portage Claims.

In June 2007, we prepared this prospectus for filing with the SEC which became effective on August 27, 2007.

Our Business

Provided we have sufficient funds to do so, we intend to undertake exploration work on the Portage Claims, located in Yukon, Canada.

We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property.

We do not have any ore body and have not generated any revenues from our operations. Our planned Phase I work is exploratory in nature. There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Portage Claims or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility. Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise. To date, we have not conducted any exploration work on the Portage Claims. We hope to have funds sufficient to complete Phase 1 of a three-phase exploration program recommended for the Portage Claims.

Our sole mineral property is:

Portage Claims

Portage is the registered and beneficial owner of a 100% interest in the Portage Claims, located in Yukon, Canada.

Beneficial ownership of the Portage Claims confers the rights to the minerals on the Portage Claims except for ‘placer minerals’ (being minerals found in loose gravel or sand and typically located in creeks, steams or rivers) or coal. We do not own the land itself since it is held in the name of the “Crown”, i.e. the Province of Yukon. We do not have the right to harvest any timber on the Portage Claims.

The claim name, grant number, expiry date, mining district and recorded owner of the Portage Claims is as follows:

Claim Name	Grant Numbers	Expiry Date	Mining District	Owner
ROK 1 to 20	YC45186 to YC4502 incl.	Dec. 13, 2007	MO82L	Portage Resources Inc.

The Portage Claims cover an area of approximately 418 hectares (approximately 1,033 acres).

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding table, we must undertake exploration work on the Portage Claims before the expiry date, or pay cash of approximately $1,840 in lieu of doing exploration work, to the government of the Yukon. This is an annual obligation. Failure to do either, each year, will result in the Portage Claims reverting to the government of the Yukon.

The Portage Claims was selected for acquisition due to previously recorded exploration work and because the claims are not located in an environmentally sensitive region.

Location and Access

The Portage Claims are located approximately 25 kilometers (16 miles) east of Dawson City, Yukon, a town of approximately 2,000. Dawson City provides all necessary amenities and supplies including, fuel, helicopter services, hardware, prospecting services and drilling companies. Access to our claims is via road and exploration trails. No electrical power is required at this stage of exploration. Gas powered portable generators could supply any electrical power that might be required in the foreseeable future.

The topography and relief of the Portage Claims is fairly rugged. Most of the property is above the tree line. Vegetation on the property consists of black and western spruce, poplar, alder and willow in the valleys to ground cover consisting of moss, alpine plants and dwarf birch above 4,000 feet in elevation. An interior intercontinental climate, with moderate to low precipitation of approximately 16 inches per year annually and warm short summers and long cold winters, typify the area. Permafrost is discontinuous and sporadically present on the steeper north and east facing slopes and low marshy-forested areas. The exploration season on our claims is limited to mid- June through late September. During these months the ground is typically free of snow cover with long daylight hours (up to 22 hours per day).

Property Geology

The Portage Claims are situated in the southern Dawson and northern Stewart map areas, southwest of the Mesozoic Tintina fault. Metamorphosed rocks of Paleozoic Yukon Tanana Terrain (“YTT”) mainly underlie the Portage Claims. YTT consists of several units including massive and sheared ultramafic unit, quartz-muscovite (chlorite) schist of Klondike Schist, mainly metasedimentary rocks of the Nasina Series, and coarse grained metaintrusive quartzofeldspathic rocks of the Pelly Gneiss. Several generations of Mesozoic and Tertiary intrusive rocks intruded the YTT rocks. The immediate area of the property is underlain by mainly gray to black graphitic quartzite with abundant fine- grained pyrite and green quartz muscovite (-biotite) schist of Nasina Series. These units are intruded and overlain by Early Tertiary massive quartz-feldspar porphyry intrusions; felsic brecciated lithic tuffs and felsic volcanic breccias. White to cream banded quartz carbonate veins also cut this unit.  Nasina Series units are in thrust fault contact with ultramafic rocks of Permian to the east and west  where  the  ultramafic  units  are  thrust over  the  Nasina  Series  units.  These ultramafic units are  ariably  weathered,  brecciated and silicified. In the southwest, the Permian quartz-muscovite schists of Klondike Schist are thrusted over the Nasina Series unit.  Steeply dipping reverse faults are abundant throughout the area.

The Portage Claims are largely overburden covered with < 1% actual outcrop; mostly found in road cuts and  trenches.  The Portage Claims are underlain primarily by Quaternary overburden, Klondike Schist, which is i ntruded by the Tertiary Quartz feldspar porphyry .  The ultramafic rocks on the property are localized along shallow northeast dipping thrust faults. They generally have a very high magnetic signature. There are no mapped outcrops of ultramafic rocks known on the Portage Claims.

The area is prospective for uranium and tin as well as gold-quartz veins (Motherlode style) mineral deposits. Although areas of altered ultramafic rocks are not currently mapped on the Portage Claims there could still be remnant scatters about the property and would be prospective for gold quartz veins. The quartz feldspar intrusion in the center of the property may be a target for epithermal or intrusive hosted gold mineralization

Previous Exploration

The Portage Claims have seen very limited historical exploration. The area now covered by the Portage Claims, together with a much larger area, was formerly covered by the now lapsed ‘Surprise claims’ owned by the ‘Ukon Joint Venture’ (Chevron Canada Ltd. and Kerr Addison Mines Ltd.) who conducted geological mapping, water, stream sediment and soil geochemical surveys, ground radiometrics and magnetometer surveys, soil radon gas surveys, trenching diamond drilling and down hole radiometric surveys. However, most of this work was completed well south of the Portage Claims. Work undertaken, on the area now covered by the Portage Claims, by the Ukon Joint Venture in 1978-80 consisted of limited soil, silt stream and water sampling and geochemical analyses for uranium, and gold geochemical sampling and radiometric surveys.

We have not yet undertaken any work on the Portage Claims.
There is no known mineralization on the Portage Claims.

Proposed Exploration Work - Plan of Operation

We have no arrangements to raise this additional capital at the present time. Failure to raise this cash will force us to abandon our planned exploration work, cease operations and go out of business which could result in the loss of any funds invested in our shares of common stock.

R. Allan Doherty, P. Geo., authored the "Technical Report on the Alki Creek Property, Klondike Area, Yukon” dated March 23, 2007 (the “Doherty Report”), in which he recommended a phased exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. Subject to having funds sufficient to do so, we plan to proceed with exploration of the Portage Claims, in the manner recommended in the Doherty Report, to determine the potential for discovering commercially exploitable deposits of gold and/or uranium.

We do not have any ores or reserves whatsoever at this time on the Portage Claims. Our planned Phase I work is exploratory in nature.

Mr. Doherty is, and has since 1993 been, a registered Professional Geologist in good standing in the Association of Professional Engineers and Geoscientists of the Province of British Columbia. He is a graduate of the University of New Brunswick, with a degree in geology (Hons., B. Sc.,1977). Thereafter he attended graduate school at Memorial University of Newfoundland, and has been involved in geological mapping and mineral exploration, primarily in the Yukon, continuously since 1980.

The Doherty Report concludes that primarily Tertiary quartz feldspar porphyry and Klondike schist underlie the Portage Claims. While no mapped outcrops of ultramafics known on the Portage Claim, exposures are very poor and remnants of the ultramafic assemblage may well be located. There has been very limited geochemical sampling or exploration work on the Portage Claims and only explored target for motherlode style gold-quartz veins associated with carbonatized ultramafic rocks and the for uranium and tin associated with the underlying Tertiaty quartz-feldspar porphyry. In summary, the Portage Claims represent an attractive target for uranium mineralization hosted in a fluorite bearing quartz porphyry intrusion and also for gold quartz vein mineralization associated with Permiam ophiolite assemblage.

The Doherty Report recommends a three-phase exploration program to properly evaluate the potential of the claims. We anticipate, based on the budgets set forth in the Doherty Report, that Phase I work will cost $9,200.

Assuming the results of the Phase I work identify suitable targets, thus indicating further exploration of the Portage Claims is warranted, we intend, provided we are able to raise funds to do so, undertake a Phase II trenching program at a cost of a further $27,600. Assuming the results of a Phase II trenching program identify suitable drill targets a Phase III drilling program could be undertaken. Once again, our ability to conduct Phase III work is subject to our ability to raise funds to do so.

The cost estimates for the our Phase I work program, detailed below, are based on Mr. Doherty’s recommendations and reflect local costs for this type of work:

Phase I - Budget

Mapping prospecting and rock sampling. The cost estimate of $9,200 ($10,000Cdn.) consists of:

		Cdn.	U.S.
1	Senior Geologist and Assistant, 2 days @ $800/day	$ 1,600	$ 1,472
2	Transportation and accommodation	800	736
3	Soil sampling, 100 x 20 m GSP grid (200 soil samples) 6 man days @ $300/man/day	1,800	1,656
4	Analyses, 200 @ $25 each plus shipping	5,000	4,600
5	Report costs	800	736
	Subtotal	$ 10,000	$ 9,200

Provided we have the funds available to do so, we intend to complete Phase I work at some point during the late fall of 2007. Precise timing of the Phase I work will depend upon availability of funds as well as weather conditions and the melt of the snow pack on the claims.

Phase I work will include establishing a grid and the creation of maps showing the location of all roads in and near the perimeter of the Portage Claims. The laying out of a grid and line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not. In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold and/or uranium and other indicator minerals can be made. Based on the Doherty Report we expect the costs of Phase I work to total approximately $9,200.

Should Phase I results warrant further work and should we be able to raise additional funds (through the issuance of additional shares, debt securities or loan advances from our directors) to undertake additional work on the Portage Claims, in Phase II (at an estimated cost of a further $27,600) we expect to undertake a trenching and sampling program rock and geochemical sampling as mentioned above. This work would be designed to compare the relative concentrations of uranium and/or gold and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. If an apparent mineralized zone(s) is identified and narrowed down to a specific area by the Phase I & II work, we expect (again subject to our ability to raise additional funds to do so, through the issuance of additional treasury shares, debt securities or loan advances from our directors) to diamond drill selected targets to test the apparent mineralized zones at an estimated cost of a further $55,200. Diamond drilled samples would be tested, by assay for gold, uranium and other minerals; however, our primary focus is the search for gold and uranium.

The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claim. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point.

Phase I, Phase II and III work cannot be undertaken unless and until Portage is able to raise additional capital as our existing working capital is largely committed to administrative expenses of the Company. Consequently, if we are unable to raise additional capital we may not be able to undertake any work on the Portage Claims. In addition, provided we are able to finance Phase I exploration work and the results of Phase I exploration work prove encouraging, there is no assurance we will be able to raise the capital necessary to conduct the further exploration work contemplated by Phases II and III. The earliest we expect to carry out Phase II work, should we be able to raise the capital to finance Phase II, is the summer of 2008. Furthermore, even if funding is available, Phase III work will only be undertaken if the results of Phase I and II are successful in identifying target zones of gold and/or uranium mineralization deemed worthy, by our geologist, of drilling to determine if a gold and/or uranium deposit may exist. Should the Phase I work prove unsuccessful in identifying such drill targets, the Company will likely abandon the Portage Claims and we may have to go out of business.

Subject to having funds available to do so, we intend to complete Phase I exploration work on the Portage Claims, our sole property. Since the Portage Claims are located at very high northerly latitude and are subject to cold winters with snowfall accumulations, Phase I work can not be undertaken until late in the summer of 2007 or in the late Spring of 2008.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Portage's operations and liquidate our company.

Forward Looking Statements

This section of this Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Portage contained in this Form 10-QSB, you should consider many important factors in determining whether to purchase the shares in our company.

The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in this offering.

Risks Associated with our Company:

1. Our liquidity, and thus our ability to continue to operate, depends upon our ability to raise additional capital.

In order to finance our continuing operations over the next twelve months we must raise additional capital. We estimate our cash needs for this period, over and above cash on hand, to be approximately $45,687. There is no assurance we will be able to raise this cash. If we fail to do so we will be forced to suspend our exploration operations and go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors. We have no arrangements whatsoever to raise additional cash at the present time. If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

2. Because our auditors have issued a going concern opinion and because our officers and directors may not loan any additional money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our May 31, 2007 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors maybe unwilling to commit to loan or advance additional capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

3. Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Portage Claims, do not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to August 31, 2007, the date of our most recent financial statements is $53,938. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

5. Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations that will result in the loss of your investment.

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Portage. Unless our two part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Portage and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

6. We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss your investment.

We have no known ore reserves. Even if we find gold or uranium mineralization we cannot guarantee that any gold or uranium mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold or uranium mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold or uranium mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold or uranium deposits in economically recoverable quantities will mean we cannot generate income. If we cannot generate income we will have to cease exploration activity, which will result in the loss of your investment.

7. If we don't raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We are in the very early pre-exploration stage. We need to raise additional capital to undertake our planned exploration activity. We do not have sufficient cash on hand to continue operations for twelve months. Unless we raise additional capital, through loan advances from our officers and directors and/or the issuance of treasury shares, we may not be able to complete even Phase I of our planned exploration activity. You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of your investment.

8. Because we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

Provided we are able to undertake even Phase I of our planned exploration activity, any potential development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the property into production including exploration preparation of production feasibility studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls.

Such programs will require very substantial additional funds. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

9. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

Provided we have sufficient funds to carry out exploration activity, competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

10. Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President and CEO, will be devoting only 10% of her time, approximately 15 hours per month, to our operations our business. Our CFO and Secretary-Treasurer will be devoting only approximately 10 hours per month to our operations. As a consequence our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

11. Because we may be unable to meet property maintenance requirements or acquire necessary mining licenses, we may lose our interest in the Portage Claims.

In order to maintain our interest in the Portage Claims we must make an annual payment and/or expend certain minimum amounts on the exploration of the mineral claims of at least $1,840 ($2,000 Cdn) or $92 ($100 Cdn) per claim each year. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in the mineral claims. Further, even if we do complete exploration activities, we may not be able to obtain the necessary licenses to conduct mining operations on the property, and thus would realize no benefit from exploration activities on the property.

12. Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Portage Claims, our sole property, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of Yukon, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Portage Claims. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Portage Claims is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

13. No matter how much money is spent on the Portage Claims, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Portage Claims, we might never be able to find a commercially viable ore reserve. Over the coming years, we could spend a great deal of money on the Portage Claims without finding anything of value. There is a high probability the Portage Claims does not contain any reserves so any funds spent on exploration will probably be lost.

14. Even with positive results during exploration, the Portage Claims might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

Even if , as a result of future exploration programs, we are successful in identifying a source of minerals of good grade we might still fail to find such minerals in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Portage Claims is in excess of the selling price of such minerals, we would not be able to develop the Portage Claims. Accordingly even if ore reserves were found on the Portage Claims, without sufficient tonnage we would still not be able to economically extract the minerals from the Portage Claims in which case we would have to abandon the Portage Claims and seek another mineral property to develop, or cease operations altogether.

15. Because we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

16. Our directors and officers controls a substantial number of our outstanding shares and will be able to effect corporate transactions without further shareholder approval.

Our directors and officers own 75.3% of our outstanding shares. Because of their control, they will be able to approve certain corporate transactions without seeking further shareholder approval. In addition, because of their control, it will be harder to change the board of directors and management.

17. Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for our shares. Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares. Once this registration statement becomes effective, it is our intention to apply for a quotation on the OTC Bulletin Board (“OTCBB”) whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports; being at a minimum Forms 10K-SB and 10QSB; filed with the SEC or other regulatory authorities.

Presently, we estimate the time it will take us to become twelve to fifteen weeks to be approved for a quotation on the OTCBB. However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB. If this is the case, there will be no liquidity for the shares of our shareholders.

18.	Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are traded on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

19. We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

20. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Portage’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Portage’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no material changes in Portage’s internal controls or in other factors that could materially affect Portage’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Portage or is a party or to which the Portage Claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended May 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Portage’s Registration Statement on Form SB-2 filed on July 16, 2007, Registration No. 333-144585)

3.2	Articles of Incorporation (incorporated by reference from Portage’s Registration Statement on Form SB-2 filed on July 16, 2007, Registration No.333-144585)

3.3	By-laws (incorporated by reference from Portage’s Registration Statement on Form SB-2 filed on July 16, 2007, Registration No. 333-144585)

4	Stock Specimen (incorporated by reference from Portage’s Registration Statement on Form SB-2 filed on July 16, 2007, Registration No. 333-144585)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Portage’s Registration Statement on Form SB-2 filed on July16, 2007 Registration No. 333-144585)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTAGE RESOURCES INC.
(Registrant)

Date: September 17 , 2007	MARTINE CARON
Chief Executive Officer, President and Director

Date: September 17, 2007	RUSSELL JAMES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director