Form 10QSB
period 2007-11-30
Portage Resources Inc.
filed 2008-02-07
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2007

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

December 31, 2007: 1,593,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Portage Resources Inc. (a pre-exploration stage company) at November 30, 2007 (with comparative figures as at May 31, 2007) and the statement of operations for the three and six months ended November 30, 2007 and 2006 and for the period from July 20, 2006 (date of incorporation) to November 30, 2007 and the statement of cash flows for the six months ended November 30, 2007 and for the period from July 20, 2006 (date of incorporation) to November 30, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ending May 31, 2008.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited - Prepared by Management)

	November 30, 2007	May 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 3,406	$ 17,517

Total Current Assets	$ 3,406	$ 17,517

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 10,564	$ 4,317
Accounts payable - related parties	43,071	17,156

Total Current Liabilities	53,635	21,473

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
1,593,000 shares issued and outstanding	1,593	1,593
Capital in excess of par value	19,257	19,257
Deficit accumulated during the pre-exploration stage	(71,079)	(24,806)

Total Stockholders’ Deficiency	(50,229)	(3,956)

	$ 3,406	$ 17,517

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and six months ended November 30, 2007 and 2006 and for the period from July 20, 2006 (date of inception) to November 30, 2007

(Unaudited - Prepared by Management)

	Three months ended Nov. 30, 2007	Three months ended Nov. 30, 2006	Six months ended Nov. 30, 2007	Six months ended Nov. 30, 2006	July 20, 2006 to Nov. 30, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Accounting and audit	1,560	-	4,922	-	8,706
Bank charges	2	-	4	-	55
Consulting	5,000	-	20,000	-	25,000
Exploration expenses	2,100	-	2,100	-	5,363
Filing fees	-	-	-	-	667
Geological report	-	-	-	-	4,240
Incorporation costs	-	-	-	650	650
Legal	2,500	-	6,500	-	6,500
Management fees	3,000	-	6,000	-	10,000
Office	1,054	-	1,259	-	1,365
Rent	900	-	1,800	-	3,000
Transfer agent’s fees	1,025	-	2,025	-	2,025
Travel and entertainment	-	-	1,663	-	3,508

NET LOSS FROM OPERATIONS	$ (17,141)	$ ( -)	$ (46,273)	$ (650)	$(71,079)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.01)	$ (0.00)	$ (0.03)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	1,593,000	1,200,000	1,593,000	1,200,000

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended November 30, 2007 and 2006 and for the period from July 20, 2006 (date of inception) to November 30, 2007

(Unaudited - Prepared by Management)

	Six Months Ended Nov. 30, 2007	Six months ended Nov. 30, 2006	July 20, 2005 (date of inception) to Nov. 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (46,273)	$ (650)	$ (71,079)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	6,247	-	10,564

Net Cash Provided (Used) in Operations	(40,026)	(650)	(60,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan from related party	25,915	650	43,071

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	20,850

Net (Decrease) Increase in Cash	(14,111)	-	3,406

Cash at Beginning of Period	17,517	-	-

CASH AT END OF PERIOD	$ 3,406	$ -	$ 3,406

The accompanying notes are an integral part of these unaudited financial statements

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007

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
November 30, 2007

(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

On November 30, 2007 the Company had a net operating loss carry forward of $70,798 for income tax purposes. The tax benefit of approximately $21,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will expire on 2028.

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
November 30, 2007

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

3. AQUISITION OF MINERAL CLAIM

In late 2006, the Company had the ROK 1-20 claims staked and ownership put into its own name. The claims are located 15 miles east of Dawson City, Yukon. The expiry dates of the claims are December 13, 2008. In accordance with the Yukon Quartz Mining Act, yearly extensions to the expiry dates of quartz claims are dependent upon conducting $100 (Cdn) (US$92) for work per claim or paying the equivalent cash in lieu of work for a total consideration of $2,000 (Cdn.) (US$1,840). On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $43,071.

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
November 30, 2007

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

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $71,079. To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Portage Claims in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Portage Claims and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $37,648 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit - quarter and annual financial statements	$ 7,450
Bank charges	84
Edgar filing costs - for quarter and annual financial statements	2,250
Filing fees - Nevada; Sec of State	200
Management fees - paid at $1,000 per month to the Portage’s president	12,000
Office and general expenses	500
Rent - use of the President’s residence at $300.00 per month	3,600
Transfer agent fees	1,000
Estimated expenses for the next twelve months	27,084
Account payable - unrelated parties at November 30, 2007	10,564
Estimated funds required over the next twelve months	$37,648

Obviously Portage does not have the required funds on hand to meet the above noted obligation and therefore it will have to either sell additional shares or obtain advances from its directors and officers. The directors and officers are prepared to advance further funds to the company to ensure that it is able to pay its current obligations as noted above.

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

The claim name, grant number, expiry date, mining district and recorded owner of the Portage Claims is as follows:

Claim Name	GrantNumbers	Expiry Date	Mining District	Owner
ROK 1 to 20	YC45186 to YC4502 incl.	Dec. 13, 2008	MO82L	Portage Resources Inc.

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

In order to finance our continuing operations over the next twelve months we must raise additional capital. We estimate our cash needs for this period, over and above cash on hand, to be approximately $37,648. There is no assurance we will be able to raise this cash. If we fail to do so we will be forced to suspend our exploration operations and go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors. We have no arrangements whatsoever to raise additional cash at the present time. If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to November 30, 2007, the date of our most recent financial statements is $70,798. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

PORTAGE RESOURCES INC.
(Registrant)

MARTINE CARON
Date: January 14, 2008
Chief Executive Officer, President and Director

RUSSELL LESLIE JAMES
Date: January 14, 2008
Chief Financial Officer, Chief Accounting Officer, Secretary and Director