Form 10QSB
period 2008-04-07
Portage Resources Inc.
filed 2008-04-07
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 29, 2008

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      [  ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

March 31, 2008: 1,593,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 29, 2008 and May 31, 2007	4

	Statement of Operations For the three and nine months ended February 29, 2008 and February 28, 2007 and for the period July 20, 2006 (Date of Inception) to February 29, 2008	5

	Statement of Cash Flows For the three and nine months ended February 29, 2008 and February 28, 2007 and for the period July 20, 2006 (Date of Inception) to February 29, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	22

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits and Reports on Form 8-K	23

	SIGNATURES.	24

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Portage Resources Inc. (a pre-exploration stage company) at February 29, 2008 (with comparative figures as at May 31, 2007) and the statement of operations for the three and nine months ended February 29, 2008 and February 28, 2007 and for the period from July 20, 2006 (date of incorporation) to February 29, 2008 and the statement of cash flows for the nine months ended February 29, 2008 and February 28, 2007 for the period from July 20, 2006 (date of incorporation) to February 29, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ending May 31, 2008.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	February 29, 2008	May 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 3,996	$ 17,517

Total Current Assets	$ 3,996	$ 17,517

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 10,038	$ 4,317
Accounts payable – related parties	50,398	17,156

Total Current Liabilities	60,436	21,473

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
1,593,000 shares issued and outstanding	1,593	1,593
Capital in excess of par value	19,257	19,257
Deficit accumulated during the pre-exploration stage	(77,290)	(24,806)

Total Stockholders’ Deficiency	(56,440)	(3,956)

	$ 3,996	$ 17,517

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and nine months ended February 29, 2008 and February 28, 2007 and for the period from July 20, 2006 (date of inception) to February 29, 2008

(Unaudited – Prepared by Management)

	Three months ended Feb. 29, 2008	Three months ended Feb. 28, 2007	Nine months ended Feb. 29, 2008	Nine months ended Feb. 28 2007	July 20. 2006 to Feb. 29, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Accounting and audit	1,560	-	6,482	-	10,266
Bank charges	10	-	14	-	65
Consulting	-	-	20,000	-	25,000
Exploration expenses	-	-	2,100	-	5,363
Filing fees	138	-	138	-	805
Geological report	-	-	-	-	4,240
Incorporation costs	-	-	-	650	650
Legal	-	-	6,500	-	6,500
Management fees	3,000	-	9,000	-	13,000
Office	603	-	1,862	-	1,968
Rent	900	-	2,700	-	3,900
Transfer agent’s fees	-	-	2,025	-	2,025
Travel and entertainment	-	-	1,663	-	3,508

NET LOSS FROM OPERATIONS	$ (6,211)	$ ( -)	$ (52,484)	$ (650)	$(77,290)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$ (0.00)	$ (0.03)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	1,593,000	1,200,000	1,593,000	1,200,000

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended February 29, 2008 and February 28, 2007 and for the period from July 20, 2006 (date of inception) to February 29, 2008

(Unaudited – Prepared by Management)

	Nine Months Ended Feb. 29 2008	Nine months ended Feb. 28 2007	July 20, 2005 (date of inception) to Feb. 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (52,484)	$ (650)	$ (77,290)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	5,721	-	10,038

Net Cash Provided (Used) in Operations	(46,763)	(650)	(67,252)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	33,242	650	50,398

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	20,850

Net (Decrease) Increase in Cash	(13,521)	-	3,996

Cash at Beginning of Period	17,517	-	-

CASH AT END OF PERIOD	$ 3,996	$ -	$ 3,996

The accompanying notes are an integral part of these unaudited financial statements

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008

(Unaudited – Prepared by Management)

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
February 29, 2008

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

On February 29, 2008 the Company had a net operating loss carry forward of $77,290 for income tax purposes.  The tax benefit of approximately $23,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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
February 29, 2008

(Unaudited – Prepared by Management)

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $50,398.

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
February 29, 2008

(Unaudited – Prepared by Management)

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

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $77,290.  To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Portage Claims in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Portage Claims and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $38,125 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit – quarter and annual financial statements	$ 7,450
Bank charges	87
Edgar filing costs – for quarter and annual financial statements	2,250
Filing fees – Nevada; Sec of State	200
Management fees – paid at $1,000 per month to the Portage’s president	12,000
Office and general expenses	1,500
Rent – use of the President’s residence at $300.00 per month	3,600
Transfer agent fees	1,000
Estimated expenses for the next twelve months	28,087
Account payable – unrelated parties at February 29, 2008	10,038
Estimated funds required over the next twelve months	$38,125

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

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding table, we must undertake exploration work on the Portage Claims before the expiry date, or pay cash of approximately $2,100 in lieu of doing exploration work, to the government of the Yukon.   This is an annual obligation.  Failure to do either, each year, will result in the Portage Claims reverting to the government of the Yukon.

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

Proposed Exploration Work – Plan of Operation

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

The cost estimates for the our Phase I work program, detailed below, are based on Mr. Doherty’s recommendations and reflect local costs for this type of work:

Phase I – Budget

Mapping prospecting and rock sampling. The cost estimate of $9,200 ($10,000Cdn.) consists of:

		Cdn.	U.S.
1	Senior Geologist and Assistant, 2 days @ $800/day	$ 1,600	$ 1,472
2	Transportation and accommodation	800	736
3	Soil sampling, 100 x 20 m GSP grid (200 soil samples)6 man days @ $300/man/day	1,800	1,656
4	Analyses, 200 @ $25 each plus shipping	5,000	4,600
5	Report costs	800	736
	Subtotal	$ 10,000	$ 9,200

 Provided we have the funds available to do so, we intend to complete Phase I work at some point during the summer of 2008.   Precise timing of the Phase I work will depend upon availability of funds as well as weather conditions and the melt of the snow pack on the claims.

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

Subject to having funds available to do so, we intend to complete Phase I exploration work on the Portage Claims, our sole property.  Since the Portage Claims are located at very high northerly latitude and are subject to cold winters with snowfall accumulations, Phase I work cannot be undertaken until the summer of 2008.

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

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for this period, over and above cash on hand, to be approximately $38,125.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to suspend our exploration operations and go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to February 29, 2008, the date of our most recent financial statements is $77,290.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

In order to maintain our interest in the Portage Claims we must make an annual payment and/or expend certain minimum amounts on the exploration of the mineral claims of at least $2,100 ($2,100 Cdn) or $105 ($105 Cdn) per claim each year.  If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in the mineral claims. Further, even if we do complete exploration activities, we may not be able to obtain the necessary licenses to conduct mining operations on the property, and thus would realize no benefit from exploration activities on the property.

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

18. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

PART 11 – OTHER INFORMATION

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

PORTAGE RESOURCES INC.
(Registrant)

Date: April 4, 2008	MARTINE CARON
Chief Executive Officer, President and Director

Date: April 4, 2008	RUSSELL L. JAMES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director