Form 10-K
period 2008-05-31
Portage Resources Inc.
filed 2008-08-11
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended May 31, 2008

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-144585

PORTAGE RESOURCES, INC.
(Exact name of Company as specified in charter)

Nevada	75-3244927
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

990 Richard Street,
St. Wenceslas, Quebec, Canada	G0Z 1J0
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-819-740-0810

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Portage Resources, Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X]	No [ ]	(2)	Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Portage Resources, Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

State issuer’s revenues for its most recent fiscal year:	$ -0-

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting stock held by nonaffiliates of Portage Resources, Inc.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at May 31, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of July 31, 2008, Portage Resources, Inc. has 63,720,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS
PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

The Company was incorporated under the laws of the State of Nevada on July 20, 2006 under the name of Portage Resources Inc. (“Portage”). Our fiscal year end is May 31.  Our executive offices are located at 990 Richard Street, Saint Wenceslas, Quebec, Canada, G0Z 1J0.  Our telephone is (819) 740 - 0810. We do not have any subsidiaries, affiliated companies or joint venture partners.

We are a start-up mineral company in the pre-exploration stage and have not generated any operating revenues since inception.  We have incurred losses since inception and our auditors have issued a going concern opinion since we must raise additional capital, through the sale of our securities, in order to fund our operations.  There can be no assurance we will be able to raise this capital.

Our sole mineral property, the ROK 1-20 Claims (hereinafter the “Portage Claims”), is located in the Yukon Territory (“Yukon”), Canada.  We are the registered and beneficial owner of a 100% interest in the Portage Claims located in Yukon, Canada.  Portage acquired the Portage Claims by staking for the sum of $3,263 on December 13, 2006. We own no other mineral property and are not engaged in the exploration of any other mineral properties.  The Portage Claims are in good standing until December 13, 2008.

There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Portage Claims or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on the Portage Claims. We have funds sufficient to complete only Phase 1 of a three-phase exploration program recommended for the Portage Claims.  We anticipate completing Phase I during the fall of 2008.

To meet our ongoing need for cash, to finance our continuing operations, we must raise additional capital through a private placement or public offering of shares of our common stock, or through loans from our officers and directors.  Our officers and directors are unwilling to make any commitment to advance funds to the Company and we have made no arrangements whatsoever to raise additional cash.   If we are unable to raise the additional cash we will need to continue operation we will have no alternative but to cease operations and go out of business which could result in the loss of your entire investment in our common stock.

We have no full-time employees and management of Portage, all of whom reside in Quebec, Canada, devotes a very small percentage of their time to the affairs of the Company. While none of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

The shareholders may read and copy any material filed by Portage with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Portage has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Portage has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Portage and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline on the OTCBB.

Risk Factors

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Portage contained in this Form 10-K, you should consider many important factors in determining whether to purchase the shares being offered. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in this offering.

Risks Associated with our Company:

1. Our liquidity, and thus our ability to continue to operate, depends upon our ability to raise additional capital.

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for this period, over and above cash on hand, to be approximately $64,126.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to suspend our exploration operations and go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

2.   Because our auditors have issued a going concern opinion and because our officers and directors may not loan any additional money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our May 31, 2008 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors maybe unwilling to commit to loan or advance additional capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to May 31, 2008, the date of our most recent audited financial statements is $89,392.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Our President and CEO, will be devoting only 10% of her time, approximately 15 hours per month, to our operations or business.  Our CFO and Secretary-Treasurer will be devoting only approximately 10 hours per month to our operations.  As a consequence our business may suffer.  For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

Even if, as a result of future exploration programs, we are successful in identifying a source of minerals of good grade we might still fail to find such minerals in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Portage Claims is in excess of the selling price of such minerals, we would not be able to develop the Portage Claims.  Accordingly even if ore reserves were found on the Portage Claims, without sufficient tonnage we would still not be able to economically extract the minerals from the Portage Claims in which case we would have to abandon the Portage Claims and seek another mineral property to develop, or cease operations altogether.

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

16. Our directors and officers control a substantial number of our outstanding shares and will be able to effect corporate transactions without further shareholder approval.

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

Forward Looking Statements

In addition to the other information contained in this Form 10K, it contains forward-looking statements which involve risk and uncertainties.  When used in this Form 10-K the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10K including financial statements, attachments and risk factors before considering an investment.

ITEM 2. DESCRIPTION OF PROPERTY

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

Additional information regarding the Portage Claims, as well as other mineral claims in the Yukon, can be found at the Yukon government websites including:

-	Yukon Minfile data available at: www.geology.gov.yk.ca

-	Mineral Titles information at: www.yukonminingrecorder.ca

-	Mineral Claim expiry and ownership data: www.gysde.gov.yk.ca

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

Property Geology

The Portage Claims are situated in the southern Dawson and northern Stewart map areas, southwest of the Mesozoic Tintina fault.  Metamorphosed rocks of Paleozoic Yukon Tanana Terrain (“YTT”) mainly underlie the Portage Claims. YTT consists of several units including massive and sheared ultramafic unit, quartz-muscovite (chlorite) schist of Klondike Schist, mainly metasedimentary rocks of the Nasina Series, and coarse grained metaintrusive quartzofeldspathic rocks of the Pelly Gneiss. Several generations of Mesozoic and Tertiary intrusive rocks intruded the YTT rocks. The immediate area of the property is underlain by mainly gray to black graphitic quartzite with abundant fine- grained pyrite and green quartz muscovite (-biotite) schist of Nasina Series. These units are intruded and overlain by Early Tertiary massive quartz-feldspar porphyry intrusions; felsic brecciated lithic tuffs and felsic volcanic breccias. White to cream banded quartz carbonate veins also cut this unit.  Nasina Series units are in thrust fault contact with ultramafic rocks of Permian to the east and west  where  the  ultramafic  units  are  thrust over  the  Nasina  Series  units.  These ultimafic units are variably weathered,  brecciated and silicified. In the southwest, the Permian quartz-muscovite schists of Klondike Schist are thrusted over the Nasina Series unit.  Steeply dipping reverse faults are abundant throughout the area.

The Portage Claims are largely overburden covered with < 1% actual outcrop; mostly found in road cuts and  trenches.  The Portage Claims are underlain primarily by Quaternary overburden, Klondike Schist, which is intruded by the Teritary Quarz feldspar porphyry.   The ultramafic rocks on the property are localized along shallow northeast dipping thrust faults.  They generally have a very high magnetic signature. There are no mapped outcrops of ultramafic rocks known on the Portage Claims.

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

Proposed Exploration Work – Plan of Operation

Our operating plan summarized below is based upon our ability to raise additional capital.  See “Management’s Discussion and Analysis or Plan of Operations”, page 17.

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

 Provided we have the funds available to do so, we intend to complete Phase I work at some point during the late fall of 2008.   Precise timing of the Phase I work will depend upon availability of funds as well as weather conditions and the melt of the snow pack on the claims.

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

Subject to having funds available to do so, we intend to complete Phase I exploration work on the Portage Claims, our sole property.  Since the Portage Claims are located at very high northerly latitude and are subject to cold winters with snowfall accumulations, Phase I work can not be undertaken until late in the summer of 2008 or in the late spring of 2009.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited.  If we are unable to raise the necessary funds, we would be required to suspend Portage's operations and liquidate our company.

There are no permanent facilities, plants, buildings or equipment on the Portage Claims.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold, uranium and other minerals. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business, which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold and uranium. Therefore, we will likely be able to sell any gold or uranium that we are able to recover, in the event commercial quantities are discovered on the Portage Claims.  There is no known ore body on the Portage Claims.

Governing Laws

The mining industry in Canada operates under both federal and provincial or territorial legislation governing the exploration, development, production and decommissioning of mines. Such legislation relates to such matters as the method of acquisition and ownership of mining rights, labor, health and safety standards, royalties, mining and income taxes, exports, reclamation and rehabilitation of mines, and other matters. The mining industry in Canada is also subject to legislation at both the federal and provincial or territorial levels concerning the protection of the environment. Legislation imposes high standards on the mining industry to reduce or eliminate the effects of waste generated by extraction and processing operations and subsequently deposited on the ground or emitted into the air or water. The design of mines and mills, and the conduct of extraction and processing operations, are subject to regulatory restrictions. The exploration, construction, development and operation of a mine, mill or refinery require compliance with environmental legislation and regulatory reviews, and the obtaining of land use and other permits, water licenses and similar authorizations from various governmental agencies.  Legislation is in place for lands under federal jurisdiction or located in certain provinces and territories that provides for the preparation of costly environmental impact assessment reports prior to the commencement of any mining operations. These reports require a detailed technical and scientific assessment as well as a prediction of the impact on the environment of proposed mine exploration and development.

Failure to comply with the requirements of environmental legislation may result in regulatory or court orders being issued that could result in the cessation, curtailment or modification of operations or that could require the installation of additional facilities or equipment to protect the environment. Violators may be required to compensate those suffering loss or damage by reason of mining activities and the violators, including our officers and directors, may be fined or, in some cases, imprisoned if convicted of an offense under such legislation.  Provincial and territorial mining legislation establishes requirements for the decommissioning, reclamation and rehabilitation of mining properties that are closed. Closure requirements relate to the protection and restoration of the environment and the protection of public safety. Some former mining properties must be managed for a long time following closure in order to fulfill regulatory closure requirements. The cost of closure of existing and former mining properties and, in particular, the cost of long-term management of open or closed mining properties can be substantial.

Legislation relevant to our proposed mineral exploration is governed by the Yukon Quartz Mining Act and regulations made thereunder.  This legislation sets forth rules for: locating claims, posting claims, working claims and reporting work performed. We will be required to obtain permits from the Yukon government before conducting significant exploration on the Portage Claims.  With respect to the legislation, rules and regulations referred to above, we believe that we are presently in compliance in all material respects with applicable legislation, rules and regulations.

The Company does not foresee having to expend material amounts in order to comply with environmental laws during the exploration phase of its operations.  The Company is obligated to restore surface disturbances created by exploration.  These restoration efforts typically involve the back filing of trenches, pits, or other excavations created for purposes of exploration.

Underground exploration, which the Company contemplates in the future, will require additional cost related to the storage of excavated material. Until the Company knows the amount of material it will have to store, it cannot estimate this cost. There will be material costs of environmental compliance if the Company develops a mine in the future. However, the Company cannot reasonably estimate that environmental compliance cost at this time.

It is not possible to estimate the cost of meeting the rules and regulations for a mining operation at this time. Those costs will only be determined when a mine plan and the required studies are completed to apply for a mining permit.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our claim and an engineer or geologist to manage the exploration program.  At present, we have no employees as such although each of our officers and directors devotes a portion of his time to the affairs of the Company.  None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotations or contracts with any of potential subcontractors. We do not intend to initiate negotiate or hire anyone until we are nare the time of commencement of our planned exporation activities.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Portage is a party or to which the Portage Claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Portage’s date of inception.  Management has not set a date for an Annual General Meeting of Stockholders

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since inception, there has been no established trading market for Portage’s common stock nor has Portage paid any dividends on its common stock, and Portage does not anticipate that it will pay dividends in the foreseeable future.  As at May 31, 2008, Portage had 36 shareholders; two of these shareholders are an officers and director of Portage.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Portage’s inception.

There are no outstanding warrants or conversion privileges for Portage’s shares.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a start-up, pre-exploration stage company, have a limited operating history and have not yet undertaken any exploration activity or generated or realized any revenues from our sole property, the Portage Claims.   As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Portage Claims or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.   We have funds sufficient to complete only Phase 1 of a three-phase exploration program recommended for the Portage Claims.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Portage Claims. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our planned exploration program and stay in business.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans from our directors and officers.  We have discussed this matter with our officers and directors. However, our officers and directors are unwilling to make any commitments as to the amount of money they are prepared to advance in the future.  At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise.   If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

We estimate we will require $64,126 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Portage Claims during that period.  We estimate our cash on hand will not enable us to continue in business for approximately 12 months.  For a detailed breakdown see in “Liquidity and Capital Resources”, page 19.   Therefore, we will need additional funds either from advances made by our officers or directors, through the sale of treasury shares or the issuance of debt securities.

We may attempt to interest other companies to undertake exploration work on the Portage Claims through joint venture arrangement or even the sale of part of the Portage Claims.  Neither of these avenues has been pursued as of the date of this Form 10-K.

Since we do not presently have the requisite funds, we are unable to complete Phase I of the recommended exploration program until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work recommended by our independent professional engineer.  If we are unable to finance exploration activities, we may have no alternative but to go out of business.

We do not intend to hire any employees at this time. Any work undertaken on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on July 20, 2006.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in ‘Risk Factors’.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of July 31, 2008, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on July 20, 2006 to May 31, 2008 of $89,392. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-K have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Portage Claims until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.  Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on the Portage Claims. We have funds sufficient to complete only a portion of Phase 1 of a three-phase exploration program recommended for the Portage Claims.  Subject to raising the requisite additional capital we anticipate completing Phase I by no later than the latter part of the summer of 2009 or the Spring of 2009.

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Portage Claims and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Subject to raising additional capital, our anticipated exploration costs over the next twelve months on the Portage Claims are approximately $9,200.  This figure represents the anticipated cost to us of completing the Phase I of the Doherty Report.  Should the results of the Phase I work be sufficiently encouraging to justify our undertaking the Phase II program, in order to undertake Phase II (at an estimated cost of $27,600), we will have to raise additional investment capital.

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of May 31, 2008 our total assets were $4,757 and our total liabilities were $73,299 including $58,157 to related parties.

Including the cost of completing the Phase I exploration program on the Portage Claims, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,450
Bank charges		84
Edgar filing costs	(ii)	2,250
Exploration costs	(iii)	9,200
Filing fees – Nevada; Sec of State	(iv)	200
Management fees	(v)	12,000
Offering costs not paid to date	(vi)	15,200
Office and general expenses	(vii)	500
Rent	(viii)	3,600
Transfer agent fees	(ix)	1,000
Estimated expenses for the next twelve months		51,484
Account payable – unrelated parties at May 31, 2008	(x)	12,642
Estimated funds required over the next twelve months		$64,126

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Accountant	Auditor	Amount

August 31, 2008	$ 750	$ 500	$ 1,250
November 30 , 2008	750	500	1,250
February 29, 2009	750	500	1,250
May 31, 2009	1,200	2,500	3,700
Estimated total	$ 3,450	$ 4,000	$ 7,450

(ii)           Edgar filing costs

It is anticipated that we will be required to file amendments to this Registration Statement  and periodic reports with the SEC.  .   Represents anticipated costs of $2,250 to prepare and file periodic reports.

(iii)           Exploration costs

The projection of cash required over the next twelve months has assumed that Phase I of the recommended work program, set out in the Doherty Report, will be completed at an estimated cost of $9,200.

(iv)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $200.

(v)           Management fees

The Company has agreed to pay its President, Martine Caron, $1,000 per month commencing February 1, 2007.

(vi)           Offering costs not paid to date

 Note that $2,450 in fees to be paid to the internal accountant and independent auditors have been accounted for under (i) above and therefore, to avoid double counting, the amount of $17.650 has been reduced by $2,450 to $15,200.

(vii)           Office and general

We have estimated a cost of approximately $500 for photocopying, printing, fax and delivery.

(viii)           Rent

The Company has agreed to pay Martine Carson $300 per month for the use of her residence as an office.

(ix)           Transfer agent

The annual fee from Empire Stock Transfer to act as transfer agent for us is $1,000

(x).           Accounts payable – unrelated parties

The amount outstanding as at May 31, 2008 was $15,142, which has been reduced by payment to the following creditor: Madson & Associated CPA’s Inc. for $2,500.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of July 31, 2008, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Year ended May 31, 2008.

We incurred accumulated net losses for the year of $64,586 as detailed in the following table:

Expenses	Ref.	From inception July 20, 2006 to May 31, 2008

Accounting and audit	(i)	$ 10,924
Bank charges		15
Consulting	(ii)	20,000
Exploration and staking costs	(iii)	2,100
Filing fees	(iv)	2,570
Legal fees	(v)	6,500
Management fees	(vi)	12,000
Office	(vii)	1,939
Rent	(viii)	3,600
Transfer agent fees	(ix)	3,275
Travel and entertainment	(x)	1,663

Total		$64,586

(i)           Audit and Accounting

Represents the cost of the preparation of the financial statements for the quarters ended August31, November 30, and February 29 for review by Madsen & Associates CPA’s Inc. and the year ended May 31, 2008 for examination by Madsen & Associates CPA’s Inc. to render their opinion thereon.

(ii)           Consulting

Represents consulting fees to DTDM Capital Management Ltd., a non-affiliated party, to assist in the preparation of this registration statement.

(iii)	Exploration and staking costs

Represents the cost of maintaining the Portage Claims in good standing until December 31, 2008.

(iv)           Filing fees

Filing fees incurred during the period comprise the following:

CUSIP Service Bureau – for CUSIP number	$ 138
DTDM Capital Management – preparation of documents for the stock split	2,000
Nevada Secretary of State – certificate of amendment to article of incorporation	432
$ 2,570

(v)           Legal fees

Represents fees paid to:  Dan Eng for his legal opinion attached to the SB-2 ($2,500); Lawler & Associates for a letter to the transfer agent ($1,500) and Brad Birmingham for a review of the corporate records for the market maker ($2,500).

 (vi)           Management fees

Martine Caron is paid a management fees to its president of $1,000 per month for 12 months for a total consideration during the year of $12,000.

(vii)           Office

Office costs represent charged for courier, photocopying and printing.

(viii)           Rent

We do not have an office but have arranged to use Martine Caron’s office in her personal residence until such time as it becomes advantageous to rent our own office space.  In consideration for the use of her office, we have agreed to pay her $300 per month for 12 months for a total consideration of $3,600.

(ix)	Transfer agent fees

Represents charges by Empire Stock Transfer for the annual transfer agent fees, issuance of share certificates and charges for the stock split.

(x)           Travel and entertainment

Travel and entertainment includes travel and entertainment expenses incurred by the directors on company business including communicating with future investors and meeting with shareholders.

Balance Sheet

Total cash and cash equivalents, as at May 31, 2008, was $4,757.  Our working capital deficit as at May 31, 2008 was $68,542.  If amounts owed to related parties are excluded there is a working capital deficit of $10,385.

Total shareholders’ deficiency as at May 31, 2008 was $68,542.  Total shares outstanding as at May 31, 2008, was 63,720,000.

As of July 31, 2008 shares of common stock outstanding was 63,720,000.

FINANCIAL STATEMENTS

The financial statements attached to this Form 10-K for the year ended May 31, 2008 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended May 31, 2008, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Portage’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date, Portage’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-K was being prepared.

(b)           Changes in Internal Controls

There were no changes in Portage’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Officers and Directors

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Martine Caron St. Wenceslas, Quebec, Canada,	Chief Executive Officer, President And Director (1)	50

Russell James Becancour, Quebec, Canada	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	50

(1)	Martine Caron was appointed a director on July 20, 2006, and President and Chief Executive Officer on July 21, 2006.

(2)	Russell James became a director on July 21, 2006 and was appointed Secretary Treasurer and Chief Financial Officer on July 21, 2006.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is approximately 75% of the total issued and outstanding shares.

None of our directors or officers has professional or technical accreditation in the mining business.

 Background of officers and directors

MARTINE CARON has been a director since inception and our President and CEO since July 25, 2007. Following high school graduation in 1976 she earned a diploma in Restaurant Management and for 11 years thereafter Ms. Caron held a variety of management positions in a variety of hotels where she handled administration, personnel and quality control matters.  In 1987 Ms. Caron accepted the position of Manager of Norsk Mechanical Ltd., a supplier and installer of plumbing supplies to major commercial projects.  Her duties included contract administration, accounting and office management.  In 1996 Ms. Caron and her husband founded Norseman Plumbing, a residential and commercial plumbing contractor.  Norseman now has operation in both Canada and the United States.

RUSSELL L. JAMES has been a director and our Secretary Treasurer and Chief Financial Officer since July 2006.  Mr. James has spent his as an automotive tradesman handling a variety of responsibilities in this business from building and servicing racecars to management/administration of motor vehicle repair shops. Mr. James currently owns and operates his own business, Rusty Maintenances Service, in Becancour, Quebec.

None of our officers and directors work full time for our company.  Martine Caron spends approximately 15 hours a month on administrative and accounting matters. It is anticipated Martine will spend more time on Portage’s business, approximately 25 hours a month, during the next year as and when Portage becomes more active in our exploration activities.  As Secretary Treasurer, Russell James likewise spends approximately 10 hours per month on corporate matters.

Our Directors and Officers are not directors of another company registered under the Securities and Exchange Act of 1934.

Board of Directors

Since inception our Board has held no meetings and our Audit Committee held no meetings.

Below is a description of the Audit Committee of the Board of Directors.

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Martine Caron, our President, and Russell James our Secretary Treasurer.  Neither Ms. Caron nor Mr. James can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.

Apart from the Audit Committee, the Company has no other Board committees.

Conflicts of Interest

While none of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to Portage and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on August 15, 2006, a Code of Business Conduct and Ethics. Portage’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Portage and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles, conflicts of interest, special ethical obligations for employees with financial reporting responsibilities, insider trading rules, reporting of any unlawful or unethical conduct, political contributions and other relevant issues.

Significant Employees

We have no paid employees as such other than our President.  Our Officers and Directors fulfill many of the functions that would otherwise require Portage to hire employees or outside consultants.  The Company pays its President Martine Caron $1,000 per month in management fees for such advisory services including administrative/planning, financial, capital raising and other matters.

We will have to engage the services of certain consultants to assist in the exploration of the Portage Claims.  In particular we will engage a professional geologist on a consulting basis, together with an assistant(s) such geologist will responsible for hiring and supervising, to conduct the Phase I exploration work to undertaken on the Portage Claims this summer.  These individuals will be responsible for the completion of the geological work on our claim and, therefore, will be an integral part of our operations although they will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required.  We have not identified any individual who would work as a consultant for us.

Family Relationships

Our President and CEO and our Secretary Treasurer and CFO are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)  engaging in any type of business practice; or
(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

The Company’s Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The Board of Director has approved a management fee to Martin Caron in the amount of $1,000 per month.  This monthly fee will pay Ms. Caron for time in performing administrative functions for us including organizing the formation of the Company, engaging consultants and developing our business plan.  This fee was determined by the Board considering the amount of time Ms. Caron will provide to the Company and also taking into consideration the financial condition of the Company.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer (Principal Executive Officer) and other executive officers, during the past two fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other ompensation	Total
Martin Caron Chief Executive Officer and President	2006	0	0	0	0
	2007 2008	4,000 12,000	0 0	0 0	0 0

Russell L. James Chief Financial Officer, Secretary, Treasurer	2006	0	0	0	0
	2007 2008	0 0	0 0	0 0	0 0

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth, as at July 31, 2008, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Martine Caron 990 Richard Street, St, Wenceslas, Quebec, Canada, G0Z 1J0	30,000,000	47.05%

CommonStock	Russell L. James 3835 Becancour Blvd. Becancour, Quebec, Canada, G9H 3W8	18,000,000	28.23%

Common Stock	Directors and Officers as a Group	48,000,000	75.28%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Future Sales by Existing Shareholders

As of July 31, 2008 there are a total of 62,127,000 shares of our common stock are issued and outstanding. Under our effective registration statement, 10% of the shares hold by the directors and officers; being 4,800,000 shares were registered and therefore can be traded into the market.  This represents 7.5 of the issued and outstanding shares.   The restricted shares are as follows: restricted shares.

Martine Caron	27,000,000 shares
Russell L. James	16,200,000 shares
Total restricted shares	43,200,000 shares

 DESCRIPTION OF SECURITIES

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share.   On April 30, 2008, the directors approved and adopted a resolution to amend the Articles of Incorporation by increasing the authorized capital from 200,000,000 shares of common stock with a par value of $0.001 per share to 500,000,000 shares of common stock with a par value of $0.001.  The amendment was approved by the Secretary of State for Nevada on May 1, 2008.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

In addition, the shares of common stock are not convertible into any other securities.   There are no restrictions on dividends under any loan or other financing arrangements.

Dividend Policy

As of July 31, 2008 we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Transfer Agent

We have engaged the services of Empire Stock Transfer Inc., 2470 St Rose Parkway, Henderson, Nevada, USA, 89075, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debts or other securities outstanding.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Portage, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Portage, or any change in control of Portage, or a change in the person’s responsibilities following a change in control of Portage.

Compliance with Section 16 (a) of the Exchange Act

Portage knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Portage’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  No officer or director has filed a Form 3 with the SEC during the period under review.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Portage, or any currently proposed transactions, or series of similar transactions, to which Portage was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Portage to own of record or beneficially more than 5% of any class of Portage’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Portage, or any currently proposed transactions, or series of similar transactions, to which Portage was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Portage to own of record or beneficially more than 5% of the common shares of Portage’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Portage does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	33

Balance Sheets as at May 31, 2008 and 2007	34

Statement of Operations for the year ended May 31, 2008 and for the period from July 20, 2006 (date of inception) to May 31, 2007 and for the period from July 20, 2006 (date of inception) to May 31, 2008	35

Statement of Changes in Shareholders’ Equity for the period from July 20, 2006 (date of inception) to May 31, 2008	36

Statement of Cash Flows for the twelve months ended May 31, 2008 and for the period from July 20, 2006 (date of inception) to May 31, 2007 and for the period from July 20, 2006 (date of inception) to May 31, 2008	37

Notes to the Consolidated Financial Statements	38

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Portage’s Registration Statement on Form SB-2 filed on July 16, 2007, Registration No. 333-144585)

3.2	Articles of Incorporation (incorporated by reference from Portage’s Registration Statement on Form SB-2 filed on July 16, 2007, Registration No.333-144585)

3.3	By-laws (incorporated by reference from Portage’s Registration Statement on Form SB-2 filed on July 16, 2007, Registration No. 333-144585)

4	Stock Specimen (incorporated by reference from :Portage’s Registration Statement on Form SB-2 filed on July 16, 2007, Registration No. 333-144585)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Portage’s Registration Statement on Form SB-2 filed on July 16, 2007 Registration No. 333-144585)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended May 31, 2008 for professional services for the review of the quarterly financial statements as at August 31, November 30, 2007 and February 29, 2008, annual financial statements as of May 31, 2008 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended August 31 and November 30, 2007 and February 29, 2008 and $2,500 for the audit of May 31, 2008.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Portage’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in May 31, 2008 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to May 31, 2008 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Portage to make any pre-approval policies meaningful.  Once Portage has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Portage’s internal accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTAGE RESOURCES INC.
(Registrant)

Date: August 9, 2008

By:   MARTINE CARON
Martine Caron
Chief Executive Officer,
President and Director

By:  RUSSELL JAMES
Russell James
Chief Accounting Officer,
Chief Financial Officer and Director

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Portage Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying balance sheets of Portage Resources, Inc. (pre-exploration stage company) at May 31, 2008, and the related statement of operations, changes in stockholders' equity, and cash flows for the year ended May 31, 2008 and period from July 20, 2006(date of inception) to May 31, 2007 and for period from July 20, 2006 (date of inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portage Resources, Inc. at May 31, 2008, and the results of operations and cash flows for year ended May 31, 2008 and for the period from July 20, 2006 (date of inception) to May 31, 2007 and for the period from July 20, 2006 (date of inception) to May 31, 2008, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           MADSEN & ASSOCIATES, CPA’s INC.
August 8, 2008

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	May 31, 2008	May 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 4,757	$ 17,517

Total Current Assets	$ 4,757	$ 17,517

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 15,142	$ 4,317
Accounts payable – related parties	58,157	17,156

Total Current Liabilities	73,299	21,473

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
63,720,000 shares issued and outstanding	63,720	63,720
Capital in excess of par value	(42,870)	(42,870)
Deficit accumulated during the pre-exploration stage	(89,392)	(24,806)

Total Stockholders’ Deficiency	(68,542)	(3,956)

	$ 4,757	$ 17,517

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the year ended May 31, 2008, for the period from July 20, 2006 (date of inception) to  May 31, 2007 and for the period from July 20, 2006 (date of inception) to May 31, 2008

	Year Ended May 31, 2008	Date of Inception to May 31, 2007	Date of Inception to May 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES:

Exploration, staking and geological report	2,100	7,503	9,603
Administrative	62,486	17,303	79,789

NET LOSS FROM OPERATIONS	$ (64,586)	$(24,806)	$(89,392)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,720,000	63,720,000

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period July 20, 2006 (date of inception) to May 31, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance July 20, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash – February 21, 2007	48,000,000	48,000	(46,800)	-

Issuance of common shares for cash at – May 31, 2007	15,720,000	15,720	3,930

Net operating loss for the period July 20, 2006 (date of Inception) to May 31, 2007	-	-	-	(24,806)

Balance as at May 31, 2007	63,720,000	63,720	(42,870)	(24,806)

Net operating loss for the year ended May 31, 2008	-	-	-	(64,586)

Balance as at May 31, 2008	63,720,000	63,720	$ (42,870)	$ (89,392)

The accompanying notes are an integral part of these financial statements

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the year ended May 31, 2008, for the period from July 20, 2006(date of inception) to May 31, 2007 and for the period from July 20, 2006 (date of inception) to May 31, 2008

	Year Ended May 31, 2008	Date of inception to May 31, 2007	Date of inception to May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (64,586)	$ (24,806)	$ (89,392)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	10,825	4,317	15,142

Net Cash Provided (Used) in Operations	(53,761)	(20,489)	(74,250)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	41,001	17,156	58,157
Proceeds from issuance of common stock	-	20,850	20,850

	41,000	38,006	79,007

Net (Decrease) Increase in Cash	(12,760)	17,517	4,757

Cash at Beginning of Period	17,517	-	-

CASH AT END OF PERIOD	$ 4,757	$ 17,517	$ 4,757

The accompanying notes are an integral part of these financial statements

 PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

1.           ORGANIZATION

The Company, Portage Resources Inc., was incorporated under the laws of the State of Nevada on July 20, 2006 with the authorized common stock of 200,000,000 shares at $0.001 par value.  On May 1, 2008, the Secretary of State for Nevada approved an amendment to the Articles of Incorporation where the total number of shares of common stock was increased to 500,000,000 shares of common stock with a par value of $0.001 per share.

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

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

On May 31, 2008 the Company had a net operating loss carry forward of $89,392 for income tax purposes.  The tax benefit of approximately $26,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

3.           AQUISITION OF MINERAL CLAIM

In late 2006, the Company had the ROK 1-20 claims staked and ownership put into its own name.   The claims are located 15 miles east of Dawson City, Yukon.  The expiry dates of the claims are December 13, 2008.  In accordance with the Yukon Quartz Mining Act, yearly extensions to the expiry dates of quartz claims are dependent upon conducting $100 (Cdn) for work per claim or paying the equivalent cash in lieu of work for a total consideration of $2,000 (Cdn.).   On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $58,157.

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

On April 30, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 39 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.  As at May 31, 2008 there were 63,720,000 common shares issued and outstanding. The 63,720,000 post split common shares are shown as split from the date of inception.

6.	GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.