Form 10-Q
period 2008-08-31
Portage Resources Inc.
filed 2008-10-08
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No   [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

October  1, 2008   -  63,720,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Portage Resources Inc. (a pre-exploration stage company) at August 31, 2008 (with comparative figures as at May 31, 2008) and the statement of operations for the three months ended August 31, 2008 and 2007 and for the period from July 20, 2006 (date of incorporation) to August 31, 2008 and the statement of cash flows for the three months ended August 31, 2008 and 2007 and for the period from July 20, 2006 (date of incorporation) to August 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ending May 31, 2009.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	August 31, 2008	May 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 5,555	$ 4,757

Total Current Assets	$ 5,555	$ 4,757

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,837	$ 15,142
Accounts payable – related parties	68,265	58,157

Total Current Liabilities	81,102	73,299

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
63,720,000 shares issued and outstanding	63,720	63,720
Capital in excess of par value	(42,870)	(42,870)
Deficit accumulated during the pre-exploration stage	(96,397)	(89,392)

Total Stockholders’ Deficiency	(75,547)	(68,542)

	$ 5,555	$ 4,757

The accompanying notes are an integral part of these unaudtied financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three months ended August 31, 2008 and 2007 and for the period from July 20, 2006 (date of inception) to August 31, 2008

(Unaudited – Prepared by Management)

	Three months ended August 31, 2008	Three months ended August 31, 2007	From July 20, 2006 (date of inception) to August 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	3,362	16,258
Bank charges and interest	2	2	68
Consulting	-	15,000	25,000
Exploration and staking	-	-	5,363
Filing fees	-	-	3,237
Geological report	-	-	4,240
Incorporation costs	-	-	650
Legal	-	4,000	6,500
Management fees	3,000	3,000	19,000
Office	166	205	2,211
Rent	900	900	5,700
Travel and entertainment	-	1,663	3,508
Transfer agent’s fees	1,387	1,000	4,662

NET LOSS FROM OPERATIONS	$ (7,005)	$ (29,132)	$ (96,397)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,720,000	63,720,000

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended August 31, 2008 and 2007 and for the period from July 20, 2006 (date of inception) to August 31, 2008

(Unaudited – Prepared by Management)

	Three months Ended August 31, 2008	Three months ended August 31, 2007	From July 20, 2006 (date of inception) to August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (7,005)	$(29,132)	$ (96,397)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(2,305)	86	12,837

Net Cash Provided (Used) in Operations	(9,310)	(29,046)	(83,560)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCINGACTIVITIES

Proceeds from loan from related party	10,108	20,042	68,265
Proceeds from issuance of common stock	-	-	20,850

	10,108	20,042	89,115

Net Increase (Decrease) in Cash	798	(9,004)	5,555

Cash at Beginning of Period	4,757	17,517	-

CASH AT END OF PERIOD	$ 5,555	$ 8,513	$ 5,555

The accompanying notes are an integral part of these unaudited financial statements

 PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

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
August 31, 2008

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

On August 31, 2008 the Company had a net operating loss carry forward of $96,397 for income tax purposes.  The tax benefit of approximately $28,900 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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
August 31, 2008

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
August 31, 2008

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $68,265.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting February 1, 2007.

5.           CAPITAL STOCK

On February 21, 2007, Company completed a private placement consisting of 48,000,000 post split common shares sold to directors and officers for a total consideration of $1,200.  On May 31, 2007, the Company completed a private placement of 15,720,000 post split common shares for a total consideration of $19,650.

On April 30, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 39 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.  As at August 31, 2008, there were 63,720,000 common shares issued and outstanding.  The 63,720,000 post split common shares are shown as split from the date of inception.

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

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $96,397.  To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Portage Claims in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Portage Claims and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $43,692 will be required over the next twelve months to pay for such expenses as follows:
Funds required	Estimated Amount

Accounting and audit – quarter and annual financial statements	$ 7,600
Bank charges	60
Edgar filing costs – for quarter and annual financial statements	1,250
Exploration costs – as estimated for completion of Phase I	9,200
Filing fees – Nevada; Sec of State	200
Management fees – paid at $1,000 per month to the Portage’s president	12,000
Office and general expenses	500
Rent – use of the President’s residence at $300.00 per month	3,600
Transfer agent fees	2,000
Estimated expenses for the next twelve months	36,410
Account payable – unrelated parties at August 31, 2008	12,837
Total requirements for cash before consideration of money in bank	49,247
Bank balance as at August 31, 2008	5,555
Estimated funds required over the next twelve months	$43,692

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

Forward Looking Statements

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Portage contained in this Form 10-Q, you should consider many important factors in determining whether to purchase the shares in our company.

 The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in this offering.

Risk Factors

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Portage contained in this Form 10-Q, you should consider many important factors in determining whether to purchase the shares being offered. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

Risks Associated with our Company:

1. Our liquidity, and thus our ability to continue to operate, depends upon our ability to raise additional capital.

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for this period, over and above cash on hand, to be approximately $43,692.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to suspend our exploration operations and go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to August 31, 2008 is $96,397.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Portage’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Portage’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

There has been no change in our securities since the fiscal year ended May 31, 2008.

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

PORTAGE RESOURCES INC.
(Registrant)

Date: October 7, 2008	MARTINE CARON
Chief Executive Officer, President and Director

Date: October 7, 2008	RUSSELL LESLIE JAMES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director