Form 10-Q
period 2008-11-30
Portage Resources Inc.
filed 2008-12-30
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2008

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

November 30, 2008: 63,720,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Portage Resources Inc. (a pre-exploration stage company) at November 30, 2008 (with comparative figures as at May 31, 2008) and the statement of operations for the six months ended November 30, 2008 and 2007 and for the period from July 20, 2006 (date of incorporation) to November 30, 2008 and the statement of cash flows for the six months ended November 30, 2008 and 2007 and for the period from July 20, 2006 (date of incorporation) to November 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ending May 31, 2009.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	November 30, 2008	May 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 1,646	$ 4,757

Total Current Assets	$ 1,646	$ 4,757

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 14,025	$ 15,142
Accounts payable – related parties	68,669	58,157

Total Current Liabilities	82,694	73,299

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
63,720,000 shares issued and outstanding	63,720	63,720
Capital in excess of par value	(42,870)	(42,870)
Deficit accumulated during the pre-exploration stage	(101,898)	(89,392)

Total Stockholders’ Deficiency	(81,048)	(68,542)

	$ 1,646	$ 4,757

The accompanying notes are an integral part of these unaudtied financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the six months ended November 30, 2008 and 2007 and for the period from July 20, 2006 (date of inception) to November 30, 2008

(Unaudited – Prepared by Management)

	Three months ended Nov. 30, 2008	Three months ended Nov. 30, 2007	Six months ended Nov. 30, 2008	Six months ended Nov. 30, 2007	From July 20, 2006 (date of inception) to Nov. 30, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	1,560	3,100	4,922	17,808
Bank charges and interest	9	2	11	4	77
Consulting	-	5,000	-	20,000	25,000
Exploration and staking	-	2,100	-	2,100	5,363
Filing fees	-	-	-	-	3,237
Geological report	-	-	-	-	4,240
Incorporation costs	-	-	-	-	650
Legal	-	2,500	-	6,500	6,500
Management fees	3,000	3,000	6,000	6,000	22,000
Office	42	1,054	208	1,259	2,253
Rent	900	900	1,800	1,800	6,600
Travel and entertainment	-	1,025	-	2,025	3,508
Transfer agent’s fees	-	-	1,387	1,663	4,662

NET LOSS FROM OPERATIONS	$ (5,501)	$ (17,141)	$ (12,506)	$ (46,273)	$ (101,898)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,720,000	63,720,000	63,720,000	63,720,000

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended November 30, 2008 and 2007 and for the period from July 20, 2006 (date of inception) to November 30, 2008

(Unaudited – Prepared by Management)

	Six months ended Nov. 30, 2008	Six months ended Nov. 30, 2007	From July 20, 2006 (date of inception) to Nov. 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (12,506)	$(46,273)	$ (101,898)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(1,117)	6,247	14,025

Net Cash Provided (Used) in Operations	(13,623)	(40,026)	(87,873)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCINGACTIVITIES

Proceeds from loan from related party	10,512	25,915	68,669
Proceeds from issuance of common stock	-	-	20,850

	10,512	25,915	89,519

Net Increase (Decrease) in Cash	(3,111)	(14,111)	1,646

Cash at Beginning of Period	4,757	17,517	-

CASH AT END OF PERIOD	$ 1,646	$ 3,406	$ 1,646

The accompanying notes are an integral part of these unaudited financial statements

 PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

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
November 30, 2008

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

On November 30, 2008 the Company had a net operating loss carry forward of $101,898 for income tax purposes.  The tax benefit of approximately $30,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

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

3.           AQUISITION OF MINERAL CLAIM

In late 2006, the Company had the ROK 1-20 claims staked and ownership put into its own name.   The claims are located 15 miles east of Dawson City, Yukon.  The expiry dates of the claims are December 13, 2009.  In accordance with the Yukon Quartz Mining Act, yearly extensions to the expiry dates of quartz claims are dependent upon conducting $100 (Cdn) for work per claim or paying the equivalent cash in lieu of work for a total consideration of $2,000 (Cdn.).   On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $68,669.

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

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $101,898.  To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Portage Claims in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Portage Claims and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $48,789 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit – quarter and annual financial statements	$ 7,600
Bank charges	60
Edgar filing costs – for quarter and annual financial statements	1,250
Exploration costs – as estimated for completion of Phase I	9,200
Filing fees – Nevada; Sec of State	200
Management fees – paid at $1,000 per month to the Portage’s president	12,000
Office and general expenses	500
Rent – use of the President’s residence at $300.00 per month	3,600
Transfer agent fees	2,000
Estimated expenses for the next twelve months	36,410
Account payable – unrelated parties at November 30, 2008	14,025
Total requirements for cash before consideration of money in bank	50,435
Bank balance as at August 31, 2008	1,646
Estimated funds required over the next twelve months	$48,789

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

The claim name, grant number, expiry date, mining district and recorded owner of the Portage Claims is as follows:

Claim Name	Grant Numbers	Expiry Date	Mining District	Owner
ROK 1 to 20	YC45186 to YC4502 incl.	Dec. 13, 2009	MO82L	Portage Resources Inc.

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

Subject to having funds available to do so, we intend to complete Phase I exploration work on the Portage Claims, our sole property.  Since the Portage Claims are located at very high northerly latitude and are subject to cold winters with snowfall accumulations, Phase I work can not be undertaken until late in the spring of 2009 or early summer.

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

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for this period, over and above cash on hand, to be approximately $48,789.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to suspend our exploration operations and go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to November 30, 2008 is $101,898.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

PORTAGE RESOURCES INC.
(Registrant)

Date: December 29, 2008	MARTINE CARON
Chief Executive Officer, President and Director

Date: December 29, 2008	RUSSELL LESLIE JAMES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director