Form 10-Q
period 2009-02-28
Portage Resources Inc.
filed 2009-03-25
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                    Accelerated filer                   [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                             Small reporting company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 15, 2009: 63,720,000 common shares.

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 28, 2009 and May 31, 2008	4

	Statement of Operations For the three and nine months ended February 28, 2009 and February 29, 2008 and for the period June 20, 2006 (Date of Inception) to February 28, 2009	5

	Statement of Cash Flows For the nine months ended February 28, 2009 and February 29, 2008 and for the period June 20, 2006 (Date of Inception) to February 28, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	17

ITEM 4.	Controls and Procedures	18

ITEM 4T.	Controls and Procedures	18

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	24

ITEM 6.	Exhibits and Reports on Form 8-K	24

	SIGNATURES.	25

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Portage Resources Inc. (a pre-exploration stage company) at February 28, 2009 (with comparative figures as at May 31, 2008) and the statement of operations for the three and nine months ended February 28, 2009 and February 29, 2008 and for the period from July 20, 2006 (date of incorporation) to February 28, 2009 and the statement of cash flows for the nine months ended February 28, 2009 and February 29, 2008 and for the period from July 20, 2006 (date of incorporation) to February 28, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2009.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	February 28, 2009	May 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 3,735	$ 4,757

Total Current Assets	$ 3,735	$ 4,757

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 15,230	$ 15,142
Accounts payable – related parties	79,267	58,157

Total Current Liabilities	94,497	73,299

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
63,720,000 shares issued and outstanding	63,720	63,720
Capital in excess of par value	(42,870)	(42,870)
Deficit accumulated during the pre-exploration stage	(111,612)	(89,392)

Total Stockholders’ Deficiency	(90,762)	(68,542)

	$ 3,735	$ 4,757

The accompanying notes are an integral part of these unaudtied financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three and nine months ended February 28, 2009 and February 29, 2008 and for the period from July 20, 2006 (date of inception) to February 28, 2009

(Unaudited – Prepared by Management)

	Three months ended Feb. 28, 2009	Three months ended Feb. 29, 2008	Nine months ended Feb. 28, 2009	Nine months ended Feb. 29, 2008	From July 20, 2006 (date of inception) to Feb. 28, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	1,560	4,650	6,482	19,358
Bank charges and interest	11	10	21	14	88
Consulting	-	-	-	20,000	25,000
Exploration and staking	1,909	-	1,909	2,100	7,272
Filing fees	-	138	-	138	3,237
Geological report	-	-	-	-	4,240
Incorporation costs	-	-	-	-	650
Legal	-	-	-	6,500	6,500
Management fees	3,000	3,000	9,000	9,000	25,000
Office	189	603	398	1,862	2,442
Rent	900	900	2,700	2,700	7,500
Travel and entertainment	-	-	-	2,025	3,508
Transfer agent’s fees	2,155	-	3,542	1,663	6,817

NET LOSS FROM OPERATIONS	$ (9,714)	$ (6,211)	$ (22,220)	$ (52,484)	$ (111,612)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,720,000	63,720,000	63,720,000	63,720,000

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended February 28, 2009 and February 29, 2008 and for the period from July 20, 2006 (date of inception) to February 28, 2009

(Unaudited – Prepared by Management)

	Nine months ended Feb. 28, 2009	Nine months ended Feb. 29, 2008	From July 20, 2006 (date of inception) to Feb. 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (22,220)	$(52,484)	$ (111,612)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	88	5,721	15,230

Net Cash Provided (Used) in Operations	(22,132)	(46,763)	(96,382)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	21,110	33,242	79,267
Proceeds from issuance of common stock	-	-	20,850

	21,110	33,242	100,117

Net Increase (Decrease) in Cash	(1,022)	(13,521)	3,735

Cash at Beginning of Period	4,757	17,517	-

CASH AT END OF PERIOD	$ 3,735	$ 3,996	$ 3,735

The accompanying notes are an integral part of these unaudited financial statements

 PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

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
February 28, 2009

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

On November 30, 2008 the Company had a net operating loss carry forward of $111,612 for income tax purposes.  The tax benefit of approximately $33,400 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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
February 28, 2009

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
February 28, 2009

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $79,267.

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

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $111,612.  To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Portage Claims in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Portage Claims and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $47,905 will be required over the next twelve months to pay for such expenses as follows:
Funds required	Estimated Amount

Accounting and audit – quarter and annual financial statements	$ 7,600
Bank charges	60
Edgar filing costs – for quarter and annual financial statements	1,250
Exploration costs – as estimated for completion of Phase I	9,200
Filing fees – Nevada; Sec of State	200
Management fees – paid at $1,000 per month to the Portage’s president	12,000
Office and general expenses	500
Rent – use of the President’s residence at $300.00 per month	3,600
Transfer agent fees	2,000
Estimated expenses for the next twelve months	36,410
Account payable – unrelated parties at February 28, 2009	15,230
Total requirements for cash before consideration of money in bank	51,640
Bank balance as at February 28, 2009	3,735
Estimated funds required over the next twelve months	$47,905

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

 Provided we have the funds available to do so, we intend to complete Phase I work at some point during the late fall of 2009.   Precise timing of the Phase I work will depend upon availability of funds as well as weather conditions and the melt of the snow pack on the claims.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 43,200,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.
While our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the ROK 1-20 claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under ‘Risk Factors’.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 4T.                      CONTROLS AND PROCEDURES

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

ITEM 1A                      RISK FACTORS

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

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for this period, over and above cash on hand, to be approximately $47,905.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to suspend our exploration operations and go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to February 28, 2009 is $111,612.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

PORTAGE RESOURCES INC.
(Registrant)

Date: March 25, 2009	MARTINE CARON
Chief Executive Officer, President and Director

Date: March 25, 2009	RUSSELL LESLIE JAMES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director