Form 10-K
period 2009-05-31
Portage Resources Inc.
filed 2009-07-06
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

June 30, 2009: 63,720,000 common shares

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

Our sole mineral property, the ROK 1-20 Claims (hereinafter the “Portage Claims”), is located in the Yukon Territory (“Yukon”), Canada.  We are the registered and beneficial owner of a 100% interest in the Portage Claims located in Yukon, Canada.  Portage acquired the Portage Claims by staking for the sum of $3,263 on December 13, 2006. We own no other mineral property and are not engaged in the exploration of any other mineral properties.  The Portage Claims are in good standing until December 13, 2009.

There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Portage Claims or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on the Portage Claims. We have funds sufficient to complete only Phase 1 of a three-phase exploration program recommended for the Portage Claims.  We anticipate completing Phase I during the late fall of 2009 or the late spring of 2010.

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

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for this period, over and above cash on hand, to be approximately $54,878.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to suspend our exploration operations and go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

2.   Because our auditors have issued a going concern opinion and because our officers and directors may not loan any additional money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our May 31, 2009 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors maybe unwilling to commit to loan or advance additional capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to May 31, 2009, the date of our most recent audited financial statements, is $119,996.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

In order to maintain our interest in the Portage Claims we must make an annual payment and/or expend certain minimum amounts on the exploration of the mineral claims of at least $1,909 ($2,100 Cdn) or $92 ($105 Cdn) per claim each year.  If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in the mineral claims. Further, even if we do complete exploration activities, we may not be able to obtain the necessary licenses to conduct mining operations on the property, and thus would realize no benefit from exploration activities on the property.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

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

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding table, we must undertake exploration work on the Portage Claims before the expiry date, or pay cash of approximately $1,909 in lieu of doing exploration work, to the Government of  the Yukon.   This is an annual obligation.  Failure to do either, each year, will result in the Portage Claims reverting to the government of the Yukon.

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

Proposed Exploration Work – Plan of Operation

Our operating plan summarized below is based upon our ability to raise additional capital.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, page 17.

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

 Provided we have the funds available to do so, we intend to complete Phase I work at some point during the late fall of 2009 or late spring of 2010.   Precise timing of the Phase I work will depend upon availability of funds as well as weather conditions and the melt of the snow pack on the claims.

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

Phase I, Phase II and III work cannot be undertaken unless and until Portage is able to raise additional capital as our existing working capital is largely committed to administrative expenses of the Company.  Consequently, if we are unable to raise additional capital we may not be able to undertake any work on the Portage Claims. In addition, provided we are able to finance Phase I exploration work and the results of Phase I exploration work prove encouraging, there is no assurance we will be able to raise the capital necessary to conduct the further exploration work contemplated by Phases II and III.  The earliest we expect to carry out Phase II work, should we be able to raise the capital to finance Phase II, is the late fall of 2009 or late spring of 2010.  Furthermore, even if funding is available, Phase III work will only be undertaken if the results of Phase I and II are successful in identifying target zones of gold and/or uranium mineralization deemed worthy, by our geologist, of drilling to determine if a gold and/or uranium deposit may exist.   Should the Phase I work prove unsuccessful in identifying such drill targets, the Company will likely abandon the Portage Claims and we may have to go out of business.

Subject to having funds available to do so, we intend to complete Phase I exploration work on the Portage Claims, our sole property.  Since the Portage Claims are located at very high northerly latitude and are subject to cold winters with snowfall accumulations, Phase I work cannot be undertaken until late in the late fall of 2009 or in the late spring of 2010.

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

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors. We do not intend to initiate negotiations or hire anyone until we are near the time of commencement of our planned exploration activities.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Portage is a party or to which the Portage Claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Portage’s date of inception.  Management has not set a date for an Annual General Meeting of Stockholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, there has been no established trading market for Portage’s common stock nor has Portage paid any dividends on its common stock, and Portage does not anticipate that it will pay dividends in the foreseeable future.  As at May 31, 2009, Portage had 36 shareholders; two of these shareholders are an officers and director of Portage.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Portage’s inception.

There are no outstanding warrants or conversion privileges for Portage’s shares.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended May 31, 2009	July 20, 2006 (date of incorporation) to May 31, 2009

Revenue	$ -	$ -
Exploration expenses	1,909	7,272
General and Administration	28,695	112,724
Net loss	30,604	119,996
Weighted average shares outstanding (basic)	63,720,000
Weighted average shares outstanding (diluted)	63,720,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 6125
Total assets	6,125
Total liabilities	105,271
Total Shareholders’ deficiency	(99,146)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We estimate we will require $54,878 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Portage Claims during that period.  We estimate our cash on hand will not enable us to continue in business for approximately 12 months.  For a detailed breakdown see in “Liquidity and Capital Resources”, page 20.   Therefore, we will need additional funds either from advances made by our officers or directors, through the sale of treasury shares or the issuance of debt securities.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of June 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on July 20, 2006 to May 31, 2009 of $119,996. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-K have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Portage Claims until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.  Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on the Portage Claims. We have funds sufficient to complete only a portion of Phase 1 of a three-phase exploration program recommended for the Portage Claims.  Subject to raising the requisite additional capital we anticipate completing Phase I by no later than the latter part of the late fall of 2009 or the late spring of 2010.

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

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of May 31, 2009 our total assets were $6,125 and our total liabilities were $105,271 including $86,098 to related parties.

Including the cost of completing the Phase I exploration program on the Portage Claims, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,950
Bank charges		100
Edgar filing costs	(ii)	1,155
Exploration costs	(iii)	9,200
Filing fees – Nevada; Sec of State	(iv)	200
Management fees	(v)	12,000
Office and general expenses	(vi)	500
Rent	(vii)	3,600
Transfer agent fees	(viii)	1,000
Estimated expenses for the next twelve months		35,705
Account payable – unrelated parties at May 31, 2009	(ix)	19,173
Estimated funds required over the next twelve months		$54,879

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-KSB and 10-QSB as follows:

Period	Accountant	Auditor	Amount

August 31, 2009	$ 787	$ 500	$ 1,287
November 30 , 2009	787	500	1,287
February 28, 2010	787	500	1,287
May 31, 2010	1,589	2,500	4,089
Estimated total	$ 3,950	$ 4,000	$ 7,950

(ii)           Edgar filing costs

We will file with the SEC the Forms 10-K and 10-Q during the forthcoming year.

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

(vi)           Office and general

We have estimated a cost of approximately $500 for photocopying, printing, fax and delivery.

(vii)           Rent

The Company has agreed to pay Martine Carson $300 per month for the use of her residence as an office.

(viii)           Transfer agent

The annual fee from Empire Stock Transfer to act as transfer agent for us is $1,000.

(ix).           Accounts payable – unrelated parties

The amount outstanding as at May 31, 2009 was $19,173, which has been reduced by payment to the following creditor: Madson & Associated CPA’s Inc. for $2,500; paid subsequent to the year-end.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of June 30, 2009, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Year ended May 31, 2009

We incurred accumulated net losses since our inceptions of $119,996 as detailed in the following table:

Expenses	Ref.	From inception July 20, 2006 to May 31, 2009

Accounting and audit	(i)	$ 23,801
Bank charges		98
Consulting	(ii)	25,000
Exploration and staking costs	(iii)	7,272
Filing fees	(iv)	3,237
Geological report	(v)	4,240
Incorporation costs	(vi)	650
Legal fees	(vii)	6,500
Management fees	(viii)	28,000
Office	(ix)	2,473
Rent	(x)	8,400
Transfer agent fees	(xi)	6,817
Travel and entertainment	(xii)	3,508

Total		$119,996

(i)           Audit and Accounting

Represents the cost of the preparation of the financial statements since inception for the quarters ended August 31, November 30, and February 28 for review by Madsen & Associates CPA’s Inc. and the years ended May 31 for examination by Madsen & Associates CPA’s Inc. to render their opinion thereon.

(ii)           Consulting

Represents consulting fees to DTDM Capital Management Ltd., a non-affiliated party, to assist in the preparation of our effective registration statement.

(iii)	Exploration and staking costs

Represents the cost of maintaining the Portage Claims in good standing until December 13, 2009.

(iv)           Filing fees

Filing fees incurred since our inception comprises the following:

CUSIP Service Bureau – for CUSIP number	$ 138
DTDM Capital Management – preparation of documents for the stock split	2,000
Nevada Secretary of State – certificate of amendment to article of incorporation	432
Nevada Secretary of State – Annual reports of Officers and Directors	475
Ministry of Quebec – cost to government in opening a bank account in Quebec	192

$ 3,237

(v)           Cost of obtaining a report by a professional geologist on the Roc 1 to 20.

(vi)           Cost to incorporate Portage in the State of Nevada.

(vii)           Legal fees

Represents fees paid to:  Dan Eng for his legal opinion attached to the SB-2 ($2,500); Lawler & Associates for a letter to the transfer agent ($1,500) and Brad Birmingham for a review of the corporate records for the market maker ($2,500).

 (viii)           Management fees

Martine Caron is paid a management fees to its president of $1,000 per month for 12 months for a total consideration during the year of $12,000.

(ix)           Office

Office costs represent charged for courier, photocopying and printing.

(x)           Rent

We do not have an office but have arranged to use Martine Caron’s office in her personal residence until such time as it becomes advantageous to rent our own office space.  In consideration for the use of her office, we have agreed to pay her $300 per month  for a total consideration of $3,600 per year.

(xi)	Transfer agent fees

Represents charges by Empire Stock Transfer for the annual transfer agent fees, issuance of share certificates and charges for the forward stock split.

(xii)           Travel and entertainment

Travel and entertainment includes travel and entertainment expenses incurred by the directors on company business including communicating with future investors and meeting with shareholders.

Balance Sheet

Total cash and cash equivalents, as at May 31, 2009, was $6,125.  Our working capital deficit as at May 31, 2009 was $99,146.  If amounts owed to related parties are excluded there is a working capital deficit of $13,048.

Total shareholders’ deficiency as at May 31, 2009 was $99,146.  Total shares outstanding as at May 31, 2009, was 63,720,000.

As of June 30, 2009 shares of common stock outstanding was 63,720,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Roc 1 to 20 Claims, and

●	other events which we have no control over.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended May 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended May 31, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Martine Caron, and Chief Financial Officer, being Russell James. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of May 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended May 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T) – CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Martine Caron St. Wenceslas, Quebec, Canada,	Chief Executive Officer, President And Director (1)	51

Russell James Becancour, Quebec, Canada	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	51

(1)	Martine Caron was appointed a director on July 20, 2006, and President and Chief Executive Officer on July 21, 2006.

(2)	Russell James became a director on July 21, 2006 and was appointed Secretary Treasurer and Chief Financial Officer on July 21, 2006.

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

ITEM 11.  EXECUTIVE COMPENSATION

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

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other compensation	Total
Martin Caron Chief Executive Officer and President	2007	4,000	0	0	0
	2008 2009	12,000 12,000	0 0	0 0	0 0

Russell L. James Chief Financial Officer, Secretary, Treasurer	2007	0	0	0	0
	2008 2009	0 0	0 0	0 0	0 0

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL SHAREHOLDERS

The following table sets forth, as at June 30, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Martine Caron 990 Richard Street, St, Wenceslas, Quebec, Canada, G0Z 1J0	30,000,000	47.05%

Common Stock	Russell L. James 3835 Becancour Blvd. Becancour, Quebec, Canada, G9H 3W8	18,000,000	28.23%

Common Stock	Directors and Officers as a Group	48,000,000	75.28%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Future Sales by Existing Shareholders

As of June 30, 2009 there are a total of 63,720,000 shares of our common stock are issued and outstanding. Under our effective registration statement, 10% of the shares hold by the directors and officers; being 4,800,000 shares were registered and therefore can be traded into the market.  This represents 7.5 of the issued and outstanding shares.   The restricted shares are as follows: restricted shares.

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

Dividend Policy

As of June 30, 2009 we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Portage, or any currently proposed transactions, or series of similar transactions, to which Portage was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Portage to own of record or beneficially more than 5% of any class of Portage’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Portage, or any currently proposed transactions, or series of similar transactions, to which Portage was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Portage to own of record or beneficially more than 5% of the common shares of Portage’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on August 15, 2006, a Code of Ethics for the Board of Directors (the “Code”).  Portage’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Portage and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.
Transactions with Promoters

Portage does not have promoters and has no transactions with any promoters.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended May 31, 2009 for professional services for the review of the quarterly financial statements as at August 31, November 30, 2008 and February 28, 2009, annual financial statements as of May 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended August 31 and November 30, 2008 and February 28, 2009 and $2,500 for the audit of May 31, 2009.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Portage’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in May 31, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to May 31, 2009 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PORTAGE RESOURCES INC.
(Registrant)

Date: July 3 2009
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
Fax 801-262-3978

Board of Directors
Portage Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Portage Resources, Inc. (pre-exploration stage company) at May 31, 2009 and 2008, and the related statement of operations, changes in stockholders' equity, and cash flows for the years ended May 31, 2009 and 2008 and for period from July 20, 2006 (date of inception) to May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portage Resources, Inc. at May 31, 2009 and 2008, and the results of operations and cash flows for years ended May 31, 2009 and 2008 and for the period from July 20, 2006 (date of inception) to May 31, 2009, in conformity with generally accepted accounting principles.

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

Murray, Utah                                                                           MADSEN & ASSOCIATES, CPA’s INC.
July 3, 2009

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	May 31, 2009	May 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 6,125	$ 4,757

Total Current Assets	$ 6,125	$ 4,757

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 19,173	$ 15,142
Accounts payable – related parties	86,098	58,157

Total Current Liabilities	105,271	73,299

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
63,720,000 shares issued and outstanding	63,720	63,720
Capital in excess of par value	(42,870)	(42,870)
Deficit accumulated during the pre-exploration stage	(119,996)	(89,392)

Total Stockholders’ Deficiency	(99,146)	(68,542)

	$ 6,125	$ 4,757

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the years ended May 31, 2009 and 2008 and for the period from July 20, 2006 (date of inception) to May 31, 2009

	Year ended May 31, 2009	Year ended May 31, 2008	Date of Inception to May 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES:

Exploration, staking and geological report	1,909	2,100	11,512
Administrative	28,695	62,486	108,484

NET LOSS FROM OPERATIONS	$ (30,604)	$ (64,586)	$(119,996)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,720,000	63,720,000

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period July 20, 2006 (date of inception) to May 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance July 20, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash February 21, 2007	48,000,000	48,000	(46,800)	-

Issuance of common shares for cash May 31, 2007	15,720,000	15,720	3,930

Net operating loss for the period July 20, 2006 (date of Inception) to May 31, 2007	-	-	-	(24,806)

Balance as at May 31, 2007	63,720,000	63,720	(42,870)	(24,806)

Net operating loss for the year ended May 31, 2008	-	-	-	(64,586)

Balance as at May 31, 2008	63,720,000	63,720	(42,870)	(89,392)

Net operating loss for the year ended May 31, 2009	-	-	-	(30,604)

Balance as at May 31, 2009	63,720,000	63,720	$ (42,870)	$ (119,996)

The accompanying notes are an integral part of these financial statements

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the years ended May 31, 2009 and 2008 and for the period from July 20, 2006 (date of inception) to May 31, 2009

	Year ended May 31, 2009	Year ended May 31, 2008	Date of inception to May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (30,604)	$ (64,586)	$ (119,996)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	4,031	10,825	19,173

Net Cash Provided (Used) in Operations	(26,573)	(53,761)	(100,823)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	27,941	41,001	86,098
Proceeds from issuance of common stock	-	-	20,850

	27,941	41,001	106,948

Net (Decrease) Increase in Cash	1,368	(12,760)	6,125

Cash at Beginning of Period	4,757	17,517	-

CASH AT END OF PERIOD	$ 6,125	$ 4,757	$ 6,125

The accompanying notes are an integral part of these financial statements

 PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

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

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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
May 31, 2009

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

On May 31, 2009 the Company had a net operating loss carry forward of $119,996 for income tax purposes.  The tax benefit of approximately $36,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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
May 31, 2009

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

3.           AQUISITION OF MINERAL CLAIM

In late 2006, the Company had the ROK 1-20 claims staked and ownership put into its own name.   The claims are located 15 miles east of Dawson City, Yukon.  The expiry dates of the claims are December 13, 2009.  In accordance with the Yukon Quartz Mining Act, yearly extensions to the expiry dates of quartz claims are dependent upon conducting $105 (Cdn) for work per claim or paying the equivalent cash in lieu of work for a total consideration of $2,100 (Cdn.).   On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $86,098.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting February 1, 2007.

5.           CAPITAL STOCK

On February 21, 2007, Company completed a private placement consisting of 48,000,000 post split common shares sold to directors and officers for a total consideration of $1,200.  On May 31, 2007, the Company completed a private placement of 15,720,000 common shares for a total consideration of $19,650.

On April 30, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 39 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.  As at May 31, 2008, there were 63,720,000 common shares issued and outstanding.  The 63,720,000 post split common shares are shown as split from the date of inception.

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