Form 10-Q
period 2009-08-31
Portage Resources Inc.
filed 2009-09-29
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 15, 2009: 63,720,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Portage Resources Inc. (a pre-exploration stage company) at August 31, 2009 (with comparative figures as at May 31, 2009) and the statement of operations for the three months ended August 31, 2009 and  2008 and for the period from July 20, 2006 (date of incorporation) to August 31, 2009 and the statement of cash flows for the three months ended August 31, 2009 and 2008 and for the period from July 20, 2006 (date of incorporation) to August 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	August 31, 2009	May 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 1,392	$ 6,125

Total Current Assets	$ 1,392	$ 6,125

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 18,223	$ 19,173
Accounts payable – related parties	88,348	86,098

Total Current Liabilities	106,571	105,271

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
63,720,000 shares issued and outstanding	63,720	63,720
Capital in excess of par value	(42,870)	(42,870)
Deficit accumulated during the pre-exploration stage	(126,029)	(119,996)

Total Stockholders’ Deficiency	(105,179)	(99,146)

	$ 1,392	$ 6,125

The accompanying notes are an integral part of these unaudtied financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three months ended August 31, 2009 and  2008 and for the period from July 20, 2006 (date of inception) to August 31, 2009

(Unaudited – Prepared by Management)

	Three months ended Aug. 31, 2009	Three months ended Aug. 31, 2008	From July 20, 2006 (date of inception) to Aug. 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,628	1,550	25,429
Bank charges and interest	5	2	103
Consulting	-	-	25,000
Exploration and staking	-	-	7,272
Filing fees	350	-	3,587
Geological report	-	-	4,240
Incorporation costs	-	-	650
Legal	-	-	6,500
Management fees	3,000	3,000	31,000
Office	50	166	2,523
Rent	900	900	9,300
Travel and entertainment	-	-	3,508
Transfer agent’s fees	100	1,387	6,917

NET LOSS FROM OPERATIONS	$ (6,033)	$ (7,005)	$ (126,029)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,720,000	63,720,000

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended August 31, 2009 and 2008 and for the period from July 20, 2006 (date of inception) to August 31, 2009

(Unaudited – Prepared by Management)

	Three months ended Aug. 31, 2009	Three months ended Aug. 31, 2008	From July 20, 2006 (date of inception) to Aug.31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,033)	$(7,005)	$ (126,029)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(950)	(2,305)	18,223

Net Cash Provided (Used) in Operations	(6,983)	(9,310)	(107,806)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	2,250	10,108	88,348
Proceeds from issuance of common stock	-	-	20,850

	2,250	10,108	109,198

Net Increase (Decrease) in Cash	(4,733)	798	1,392

Cash at Beginning of Period	6,125	4,757	-

CASH AT END OF PERIOD	$ 1,392	$ 5,555	$ 1,392

The accompanying notes are an integral part of these unaudited financial statements

 PORTAGE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

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
August 31, 2009

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

On August 31, 2009 the Company had a net operating loss carry forward of $126,029 for income tax purposes.  The tax benefit of approximately $37,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
August 31, 2009

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
August 31, 2009

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $88,348.

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

On April 30, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 39 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.  As at August 31, 2009, there were 63,720,000 common shares issued and outstanding.  The 63,720,000 post split common shares are shown as split from the date of inception.

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

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $126,029.  To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Portage Claims in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Portage Claims and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $53,241 will be required over the next twelve months to pay for such expenses as follows:
Funds required	Estimated Amount

Accounting and audit – quarter and annual financial statements	$ 7,600
Bank charges	60
Edgar filing costs – for quarter and annual financial statements	1,250
Exploration costs – as estimated for completion of Phase I	9,200
Filing fees – Nevada; Sec of State	200
Management fees – paid at $1,000 per month to the Portage’s president	12,000
Office and general expenses	500
Rent – use of the President’s residence at $300 per month	3,600
Transfer agent fees	2,000
Estimated expenses for the next twelve months	36,410
Account payable – unrelated parties at August 31, 2009	18,223
Total requirements for cash before consideration of money in bank	54,633
Bank balance as at August 31, 2009	1,392
Estimated funds required over the next twelve months	$53,241

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

We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exists on our property.

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

The Doherty Report concludes that primarily Tertiary quartz feldspar porphyry and Klondike schist underlie the Portage Claims.  While no mapped outcrops of ultramafics known on the Portage Claim, exposures are very poor and remnants of the ultramafic assemblage may well be located. There has been very limited geochemical sampling or exploration work on the Portage Claims and only explored target for motherlode style gold-quartz veins associated with carbonatized ultramafic rocks and the for uranium and tin associated with the underlying Tertiary quartz-feldspar porphyry. In summary, the Portage Claims represent an attractive target for uranium mineralization hosted in a fluorite bearing quartz porphyry intrusion and also for gold quartz vein mineralization associated with Permiam ophiolite assemblage.

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

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for this period, over and above cash on hand, to be approximately $53,241.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to suspend our exploration operations and go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to August 31, 2009 is $126,029.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

17. We anticipate the need to sell additional treasury shares  in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

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

There has been no change in our securities since the fiscal year ended May 31, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf b y the undersigned thereunto duly authorized.

PORTAGE RESOURCES INC.
(Registrant)

Date: September 28, 2009	MARTINE CARON
Chief Executive Officer, President and Director

Date: September 28, 2009	RUSSELL LESLIE JAMES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director