Form 10-Q
period 2009-11-30
Portage Resources Inc.
filed 2010-01-13
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-144585

PORTAGE RESOURCES INC.
                                                                 (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 10, 2010: 63,720,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2009 and May 31, 2009	4

	Statement of Operations For the three and six months ended November 30, 2009 and, 2008 and for the period June 20, 2006 (Date of Inception) to November 30, 2009	5

	Statement of Cash Flows For the three and six months ended November 30, 2009 and 2008 and for the period June 20, 2006 (Date of Inception) to November 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	17

ITEM 4.	Controls and Procedures	18

ITEM 4T.	Controls and Procedures	18

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

	SIGNATURES.	25

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Portage Resources Inc. (pre-exploration stage company) at November 30, 2009 (with comparative figures as at May 31, 2009) and the statement of operations for the three and six months ended November 30, 2009 and  2008 and for the period from July 20, 2006 (date of incorporation) to November 30, 2009 and the statement of cash flows for the six months ended November, 2009 and 2008 and for the period from July 20, 2006 (date of incorporation) to November 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended November 30, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	November 30, 2009	May 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 3,478	$ 6,125

Total Current Assets	$ 3,478	$ 6,125

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 19,342	$ 19,173
Accounts payable – related parties	94,884	86,098

Total Current Liabilities	114,226	105,271

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
63,720,000 shares issued and outstanding	63,720	63,720
Capital in excess of par value	(42,870)	(42,870)
Deficit accumulated during the pre-exploration stage	(131,598)	(119,996)

Total Stockholders’ Deficiency	(110,748)	(99,146)

	$ 3,478	$ 6,125

The accompanying notes are an integral part of these unaudtied financial statements.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three and six months ended November 30, 2009 and 2008 and for the period from July 20, 2006 (date of inception) to November 30, 2009

(Unaudited – Prepared by Management)

	Three months ended Nov. 30, 2009	Three months ended Nov. 30, 2008	Six months ended Nov. 30, 2009	Six months ended Nov. 30, 2008	From July 20, 2006 (date of inception) to Nov. 30, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	1,550	3,178	3,100	26,979
Bank charges and interest	14	9	19	11	117
Consulting	-	-	-	-	25,000
Exploration and staking	-	-	-	-	7,272
Filing fees	-	-	350	-	3,587
Geological report	-	-	-	-	4,240
Incorporation costs	-	-	-	-	650
Legal	-	-	-	-	6,500
Management fees	3,000	3,000	6,000	6,000	34,000
Office	105	42	155	208	2,628
Rent	900	900	1,800	1,800	10,200
Travel and entertainment	-	-	-	-	3,508
Transfer agent’s fees	-	-	100	1,387	6,917

NET LOSS FROM OPERATIONS	$ (5,569)	$ (5,501)	$ (11,602)	$ (12,506)	$ (131,598)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,720,000	63,720,000	63,720,000	63,720,000

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended November 30, 2009 and 2008 and for the period from July 20, 2006 (date of inception) to November 30, 2009

(Unaudited – Prepared by Management)

	Six months ended Nov. 30, 2009	Six months ended Nov. 30, 2008	From July 20, 2006 (date of inception) to Nov. 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (11,602)	$(12,506)	$ (131,598)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	169	(1,117)	19,342

Net Cash Provided (Used) in Operations	(11,433)	(13,623)	(112,256)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	8,786	10,512	94,884
Proceeds from issuance of common stock	-	-	20,850

	8,786	10,512	115,734

Net Increase (Decrease) in Cash	(2,647)	(3,111)	3,478

Cash at Beginning of Period	6,125	4,757	-

CASH AT END OF PERIOD	$ 3,478	$ 1,646	$ 3,478

The accompanying notes are an integral part of these unaudited financial statements

 PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

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

On November 30, 2009 the Company had a net operating loss carry forward of $131,598 for income tax purposes.  The tax benefit of approximately $39,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $94,884.

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

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $131,598.  To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Portage Claims in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Portage Claims and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $52,434 will be required over the next twelve months to pay for such expenses as follows:
Funds required	Estimated Amount

Accounting and audit – quarter and annual financial statements	$ 7,600
Bank charges	70
Edgar filing costs – for quarter and annual financial statements	1,250
Exploration costs – as estimated for completion of Phase I	9,200
Filing fees – Nevada; Sec of State	350
Management fees – paid at $1,000 per month to the Portage’s president	12,000
Office and general expenses	500
Rent – use of the President’s residence at $300 per month	3,600
Transfer agent fees	2,000
Estimated expenses for the next twelve months	36,570
Account payable – unrelated parties at November 30, 2009	19,342
Total requirements for cash before consideration of money in bank	55,912
Bank balance as at November 30, 2009	3,478
Estimated funds required over the next twelve months	$52,434

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

The cost estimates for the our Phase I work program, detailed below, are based on Mr. Doherty’s recommendations and reflect local costs for this type of work:

Phase I – Budget

Mapping prospecting and rock sampling. The cost estimate of $9,200 ($10,000Cdn.) consists of:

		Cdn.	U.S.
1	Senior Geologist and Assistant, 2 days @ $800/day	$ 1,600	$ 1,472
2	Transportation and accommodation	800	736
3	Soil sampling, 100 x 20 m GSP grid (200 soil samples) man days @ $300/man/day	1,800	1,656
4	Analyses, 200 @ $25 each plus shipping	5,000	4,600
5	Report costs	800	736
	Subtotal	$ 10,000	$ 9,200

 Provided we have the funds available to do so, we intend to complete Phase I work at some point during the late fall of 2010.   Precise timing of the Phase I work will depend upon availability of funds as well as weather conditions and the melt of the snow pack on the claims.

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

Phase I, Phase II and III work cannot be undertaken unless and until Portage is able to raise additional capital as our existing working capital is largely committed to administrative expenses of the Company.  Consequently, if we are unable to raise additional capital we may not be able to undertake any work on the Portage Claims. In addition, provided we are able to finance Phase I exploration work and the results of Phase I exploration work prove encouraging, there is no assurance we will be able to raise the capital necessary to conduct the further exploration work contemplated by Phases II and III.  The earliest we expect to carry out Phase II work, should we be able to raise the capital to finance Phase II, is the summer of 2010.  Furthermore, even if funding is available, Phase III work will only be undertaken if the results of Phase I and II are successful in identifying target zones of gold and/or uranium mineralization deemed worthy, by our geologist, of drilling to determine if a gold and/or uranium deposit may exist.   Should the Phase I work prove unsuccessful in identifying such drill targets, the Company will likely abandon the Portage Claims and we may have to go out of business.

Subject to having funds available to do so, we intend to complete Phase I exploration work on the Portage Claims, our sole property.  Since the Portage Claims are located at very high northerly latitude and are subject to cold winters with snowfall accumulations, Phase I work can not be undertaken until  the summer of 2009.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Martine Caron, Chief Executive Officer and Russell James, Chief Accounting Officer, they have evaluated the effectiveness of Portage’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at November 30, 2009 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that Portage files or submits under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

Even though management’s assessment that Portage’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Portage’s financial statements contained in its Quarterly Report on Form 10-Q for the six months ended November 30, 2009 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Portage’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at November 30, 2009, Portage did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Portage a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarterly closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively.   A material weakness in the quarter-end financial reporting process could result in Portage not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Portage maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T	CONTROLS AND PROCEDURES

There were no changes in Portage’s internal controls over financial reporting during the six months ended November 30, 2009 that have materially affected, or are reasonably likely to material affect, Portage’s internal control over financial reporting.

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

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for this period, over and above cash on hand, to be approximately $52,434.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to suspend our exploration operations and go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to November 30, 2009 is $131,598.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

PORTAGE RESOURCES INC.
(Registrant)

Date: January 13, 2010	MARTINE CARON
Chief Executive Officer, President and Director

Date: January 13, 2010	RUSSELL LESLIE JAMES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director