Form 10-Q
period 2010-02-28
Portage Resources Inc.
filed 2010-03-24
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 28, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 25, 2010: 63,720,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 28, 2010 and May 31, 2009	4

	Statement of Operations For the three and nine months ended February 28, 2010 and 2009 and for the period June 20, 2006 (Date of Inception) to February 28, 2010	5

	Statement of Cash Flows For the three and nine months ended February 28, 2010 and 2009 and for the period June 20, 2006 (Date of Inception) to February 28, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	17

ITEM 4.	Controls and Procedures	18

ITEM 4T.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

	SIGNATURES.	26

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Portage Resources Inc. (pre-exploration stage company) at February 28, 2010 (with comparative figures as at May 31, 2009) and the statement of operations for the three and nine months ended February 28, 2010 and 2009 and for the period from July 20, 2006 (date of incorporation) to February 28, 2010 and the statement of cash flows for the nine months ended February 28, 2010 and 2009 and for the period from July 20, 2006 (date of incorporation) to February 28, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended February 28, 2010 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	February 28, 2010	May 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 853	$ 6,125

Total Current Assets	$ 853	$ 6,125

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 20,392	$ 19,173
Accounts payable – related parties	95,442	86,098

Total Current Liabilities	115,834	105,271

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
63,720,000 shares issued and outstanding	63,720	63,720
Capital in excess of par value	(41,570)	(42,870)
Deficit accumulated during the pre-exploration stage	(137,131)	(119,996)

Total Stockholders’ Deficiency	(114,981)	(99,146)

	$ 853	$ 6,125

The accompanying notes are an integral part of these unaudtied financial statements.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three and nine months ended February 28, 2010 and 2009 and for the period from July 20, 2006 (date of inception) to February 28, 2010

(Unaudited – Prepared by Management)

	Three months ended Feb. 28, 2010	Three months ended Feb. 28, 2009	Nine months ended Feb. 28, 2010	Nine months ended Feb. 28, 2009	From July 20, 2006 (date of inception) to Feb. 28, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	1,550	4,728	4,650	28,529
Bank charges and interest	25	11	44	21	142
Consulting	-	-	-	-	25,000
Exploration and staking	-	1,909	-	1,909	7,272
Filing fees	-	-	350	-	3,587
Geological report	-	-	-	-	4,240
Incorporation costs	-	-	-	-	650
Legal	-	-	-	-	6,500
Management fees	3,000	3,000	9,000	9,000	37,000
Office	58	189	213	398	2,686
Rent	900	900	2,700	2,700	11,100
Travel and entertainment	-	-	-	-	3,508
Transfer agent’s fees	-	2,155	100	3,542	6,917

NET LOSS FROM OPERATIONS	$ (5,533)	$ (9,714)	$ (17,135)	$ (22,220)	$ (137,131)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,720,000	63,720,000	63,720,000	63,720,000

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended February 28, 2010 and 2009 and for the period from July 20, 2006 (date of inception) to February 28, 2010

(Unaudited – Prepared by Management)

	Nine months ended Feb. 28, 2010	Nine months ended Feb. 28, 2009	From July 20, 2006 (date of inception) to Feb. 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (17,135)	$(22,220)	$ (137,131)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	1,300	-	1,300
Changes in accounts payable	1,219	88	20,392

Net Cash Provided (Used) in Operations	(14,616)	(22,132)	(115,439)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	9,344	21,110	95,442
Proceeds from issuance of common stock	-	-	20,850

	9,344	22,110	116,292

Net Increase (Decrease) in Cash	(5,272)	(1,022)	853

Cash at Beginning of Period	6,125	4,757	-

CASH AT END OF PERIOD	$ 853	$ 3,735	$ 853

The accompanying notes are an integral part of these unaudited financial statements

 PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

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
February 28, 2010

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

On February 28, 2010 the Company had a net operating loss carry forward of $137,131 for income tax purposes.  The tax benefit of approximately $41,100 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
February 28, 2010

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

3.           AQUISITION OF MINERAL CLAIM

In late 2006, the Company had the ROK 1-20 claims staked and ownership put into its own name.   The claims are located 15 miles east of Dawson City, Yukon.  The expiry dates of the claims are December 13, 2010.  In accordance with the Yukon Quartz Mining Act, yearly extensions to the expiry dates of quartz claims are dependent upon conducting $100 (Cdn) for work per claim or paying the equivalent cash in lieu of work for a total consideration of $2,000 (Cdn.).   On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $95,442 and have made contributions to capital of $1,300 in the form of expenses paid for the Company.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting February 1, 2007 but ceased on February 1, 2010.

5.           CAPITAL STOCK

On February 21, 2007, Company completed a private placement consisting of 48,000,000 post split common shares sold to directors and officers for a total consideration of $1,200.  On May 31, 2007, the Company completed a private placement of 15,720,000 post split common shares for a total consideration of $19,650.

On April 30, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 39 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.  As at February 28, 2010, there were 63,720,000 common shares issued and outstanding.  The 63,720,000 post split common shares are shown as split from the date of inception.

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through to March 25, 2010 and has found no material subsequent events to report.

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

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $137,131.  To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Portage Claims in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Portage Claims and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $40,509 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit – quarter and annual financial statements	$ 7,600
Bank charges	70
Edgar filing costs – for quarter and annual financial statements	1,250
Exploration costs – as estimated for completion of Phase I	9,200
Filing fees – Nevada; Sec of State	350
Office and general expenses	500
Transfer agent fees	2,000
Estimated expenses for the next twelve months	20,970
Account payable – unrelated parties at February 28, 2010	20,392
Total requirements for cash before consideration of money in bank	41,362
Bank balance as at February 28, 2010	(853)
Estimated funds required over the next twelve months	$40,509

Until February 1, 2010, Martine Caron was paid $1,000 each month as management fees for various services she performed on behalf of the Company.   Due to the lack of funds in the Company, she agreed to not take any further management fees.   Nevertheless, the Company realizes there is a cost associated with managing the Company and has expensed in February $1,000 with an offsetting credit to Capital in Excess of Par Value.   This amount will not be paid in either cash or share either now or in the future.

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

The claim name, grant number, expiry date, mining district and recorded owner of the Portage Claims is as follows:

Claim Name	Grant Numbers	Expiry Date	Mining District	Owner
ROK 1 to 20	YC45186 to YC4502 incl.	Dec. 13, 2010	MO82L	Portage Resources Inc.

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

Phase I, Phase II and III work cannot be undertaken unless and until Portage is able to raise additional capital as our existing working capital is largely committed to administrative expenses of the Company.  Consequently, if we are unable to raise additional capital we may not be able to undertake any work on the Portage Claims. In addition, provided we are able to finance Phase I exploration work and the results of Phase I exploration work prove encouraging, there is no assurance we will be able to raise the capital necessary to conduct the further exploration work contemplated by Phases II and III.  The earliest we expect to carry out Phase II work, should we be able to raise the capital to finance Phase II, is the fall of 2010.  Furthermore, even if funding is available, Phase III work will only be undertaken if the results of Phase I and II are successful in identifying target zones of gold and/or uranium mineralization deemed worthy, by our geologist, of drilling to determine if a gold and/or uranium deposit may exist.   Should the Phase I work prove unsuccessful in identifying such drill targets, the Company will likely abandon the Portage Claims and we may have to go out of business.

Subject to having funds available to do so, we intend to complete Phase I exploration work on the Portage Claims, our sole property.  Since the Portage Claims are located at very high northerly latitude and are subject to cold winters with snowfall accumulations, Phase I work cannot be undertaken until the fall of 2010.

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

The number of shares subject to Rule 144 is 43,200,000.   Share certificates representing these shares have the appropriate legend affixed on them.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Martine Caron, Chief Executive Officer and Russell James, Chief Accounting Officer, they have evaluated the effectiveness of Portage’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at February 28, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of February 28, 2010, the management of Portage assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Even though management’s assessment that Portage’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Portage’s financial statements contained in its Quarterly Report on Form 10-Q for the nine months ended February 28, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Portage’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at February 28, 2010, Portage did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Portage a whistleblower policy is not necessary.

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

There were no changes in Portage’s internal controls over financial reporting during the nine months ended February 28, 2010 that have materially affected, or are reasonably likely to material affect, Portage’s internal control over financial reporting.

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

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for this period, over and above cash on hand, to be approximately $40,500.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to suspend our exploration operations and go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to February 28, 2010 is $137,131.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

PORTAGE RESOURCES INC.
(Registrant)

Date: March 24, 2010	MARTINE CARON
Chief Executive Officer, President and Director

Date: March 24, 2010	RUSSELL LESLIE JAMES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director