Form 10-K
period 2010-05-31
Portage Resources Inc.
filed 2010-08-31
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-144585

PORTAGE RESOURCES, INC.
(Exact name of Registrant as specified in charter)

Nevada	75-3244927
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

990 Richard Street,
St. Wenceslas, Quebec, Canada	G0Z 1J0
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number and area code 1-819-740-0810

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

August 15, 2010: 63,720,000 common shares

PART 1

ITEM 1.	BUSINESS

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

Our sole mineral property, the ROK 1-20 Claims (hereinafter the “Portage Claims”), was located in the Yukon Territory (“Yukon”), Canada.  In December 2009, the Company allowed the claims to lapse and hence have no further rights to the minerals associated with the ROK 1-20 claims.  In addition, the Company has no liabilities associated with the mineral claim.  Management decided that the claims were remote and difficult to carry out any meaningful exploration program and therefore did not renew the claims in December 2009.

Management is actively seeking another mineral claim of merit in either the Yukon or the Northwest Territories in Canada.

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

This Form 10-K also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline on the Pink Sheets.

ITEM 1A	RISK FACTORS

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

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for the immediate future, over and above cash on hand, to be approximately $44,164.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

2.   Because our auditors have issued a going concern opinion and because our officers and directors may not loan any additional money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our May 31, 2010 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors maybe unwilling to commit to loan or advance additional capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

3. Presently we do not have a viable asset in the Company.

With the abandonment of the ROK 1-20 mineral claims in December 2009, the Company does not have an asset it can development and the changes are that it might not unless the directors identify a mineral claim of merit during the forthcoming year.

4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to May 31, 2010, the date of our most recent audited financial statements, is $145,260.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of any future mineral claim we acquire. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

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

7. Our directors and officers control a substantial number of our outstanding shares and will be able to effect corporate transactions without further shareholder approval.

Our directors and officers own 75.3% of our outstanding shares.  Because of their control, they will be able to approve certain corporate transactions without seeking further shareholder approval.  In addition, because of their control, it will be harder to  change the board of directors and management.

8. We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

9. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

Portage Claims

The Company no longer has an interest in the ROK 1-20 mineral claims since it allowed them to lapse in December 2009.   It was determined by management that any exploration program on the claims would be difficult and expensive due to being situated in a mountainous area of the Yukon.

Management is seeking other mineral claims which it can explore and determine if there is a viable ore reserve located on them.

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

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any potential subcontractors. We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings to which Portage is a party nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Portage’s date of inception.  Management has not set a date for an Annual General Meeting of Stockholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, there has been no established trading market for Portage’s common stock nor has Portage paid any dividends on its common stock, and Portage does not anticipate that it will pay dividends in the foreseeable future.  As at May 31, 2010, Portage had 36 shareholders; two of these shareholders are an officers and director of Portage.

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

Operation Statement Data

	For the year ended May 31, 2010	July 20, 2006 (date of incorporation) to May 31, 2010

Revenue	$ -	$ -
Exploration expenses	-	11,512
General and Administration	25,264	133,748
Net loss	25,264	145,260
Weighted average shares outstanding (basic)	63,720,000
Weighted average shares outstanding (diluted)	63,720,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 832
Total assets	832
Total liabilities	120,042
Total Shareholders’ deficiency	(119,210)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a start-up, pre-exploration stage company, have a limited operating history and have not yet undertaken any exploration activity or generated or realized any revenues.   We no longer have a mineral property but management is seeking another mineral property which it hopes to acquire within the immediate future.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the our future mineral property, when acquired. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our planned exploration program and stay in business.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans from our directors and officers.  We have discussed this matter with our officers and directors. However, our officers and directors are unwilling to make any commitments as to the amount of money they are prepared to advance in the future.  At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration on any new exploration claim acquired and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise.   If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

We estimate we will require $44,164 in cash over the next twelve months, including the cost of acquiring a new mineral property.  We estimate our cash on hand will not enable us to continue in business for approximately 12 months.  For a detailed breakdown see in “Liquidity and Capital Resources”, page 20.   Therefore, we will need additional funds either from advances made by our officers or directors, through the sale of treasury shares or the issuance of debt securities.

Since we do not presently have the requisite funds, we are unable to acquire a new mineral claim until we raise more money.

We do not intend to hire any employees at this time. Any work undertaken on a new mineral property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a pre-exploration stage company and have not generated any revenues from our past exploration activities. Further, we have not generated any revenues since our formation on July 20, 2006.  We cannot guarantee we will be successful in any new exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, presently a lack of any asset of merit, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest into the exploration of a new property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

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

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our future exploration activities, if any, are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of June 30, 2010, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on July 20, 2006 to May 31, 2010 of $145,260. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-K have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, will exist on any new mineral property we acquire.  Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.

Our Future Exploration Program

We must conduct exploration to determine what amounts of minerals exist which might exist on any new mineral property we acquire and if such minerals can be economically extracted and profitably processed.

Our planned future exploration program will be designed to efficiently explore and evaluate any new mineral claim we acquire.

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of May 31, 2010 our total assets were $832 and our total liabilities were $120,042, including $95,983 to related parties.

Including the cost of completing the Phase I exploration program on the Portage Claims, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,950
Bank charges		100
Edgar filing costs	(ii)	1,155
Exploration - acquiring new mineral claim	(iii)	9,200
Filing fees – Nevada; Sec of State	(iv)	200
Office and general expenses	(v)	500
Transfer agent fees	(vi)	1,000
Estimated expenses for the next twelve months		20,105
Account payable – unrelated parties at May 31, 2010	(vii)	24,059
Estimated funds required over the next twelve months		$44,164

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-KSB and 10-QSB as follows:

Period	Accountant	Auditor	Amount

August 31, 2009	$ 787	$ 500	$ 1,287
November 30 , 2009	787	500	1,287
February 28, 2010	787	500	1,287
May 31, 2010	1,589	2,500	4,089
Estimated total	$ 3,950	$ 4,000	$ 7,950

(ii)           Edgar filing costs

We will file with the SEC the Forms 10-K and 10-Q during the forthcoming year.

(iii)           Exploration – acquiring new mineral claim

Estimated cost of acquiring a new mineral claim and obtaining a geological report thereon.

(iv)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $200.

(v)           Office and general

We have estimated a cost of approximately $500 for photocopying, printing, fax and delivery.

(vi)           Transfer agent

The annual fee from Empire Stock Transfer to act as transfer agent for us is $1,000.

(vii).           Accounts payable – unrelated parties

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of June 30, 2010, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Year ended May 31, 2010

We incurred accumulated net losses since our inceptions of $145,260 as detailed in the following table:

Expenses	Ref.	From inception July 20, 2006 to May 31, 2010

Accounting and audit	(i)	$ 32,696
Bank charges		163
Consulting	(ii)	25,000
Exploration and staking costs	(iii)	7,272
Filing fees	(iv)	3,587
Geological report	(v)	4,240
Incorporation costs	(vi)	650
Legal fees	(vii)	6,500
Management fees	(viii)	40,000
Office	(ix)	2,727
Rent	(x)	12,000
Transfer agent fees	(xi)	6,917
Travel and entertainment	(xii)	3,508

Total		$145,260

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

(iii)	Exploration and staking costs

Represents the cost of maintaining the Portage Claims in good standing until December 13, 2009.

(iv)           Filing fees

Filing fees incurred since our inception comprises the following:

CUSIP Service Bureau – for CUSIP number	$ 138
DTDM Capital Management – preparation of documents for the stock split	2,000
Nevada Secretary of State – certificate of amendment to article of incorporation	432
Nevada Secretary of State – Annual reports of Officers and Directors	475
Ministry of Quebec – cost to government in opening a bank account in Quebec	192
Empire Stock Transfer – Annual List of Officers	350

$ 3,587

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

 (viii)           Management fees

Martine Caron was paid a management fees to its president of $1,000 per month for 8 months for a total consideration during the year of $8,000.  From February to May 2010, the management fee of $1,000 per month was accrued and credited to capital in excess of par value.

(ix)           Office

Office costs represent charged for courier, photocopying and printing.

(x)           Rent

We do not have an office but have arranged to use Martine Caron’s office in her personal residence until such time as it becomes advantageous to rent our own office space.  In consideration for the use of her office, we have agreed to pay her $300 per month  for eight months for a total consideration of $2,400 per year.  From February to May of 2010, the rent of $300 per month was accrued and credited to capital in excess of par value.

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

Balance Sheet

Total cash and cash equivalents, as at May 31, 2010, was $832.  Our working capital deficit as at May 31, 2010 was $119,210.  If amounts owed to related parties are excluded there is a working capital deficit of $23,227.

Total shareholders’ deficiency as at May 31, 2010 was $119,210.  Total shares outstanding as at May 31, 2010, was 63,720,000.

As of June 30, 2010 shares of common stock outstanding was 63,720,000.

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

During the year ended May 31, 2010, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A.                      CONTROLS AND PROCEDURES

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

As of May 31, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended May 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T)                                CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B.                      OTHER INFORMATION

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Martine Caron St. Wenceslas, Quebec, Canada,	Chief Executive Officer, President And Director (1)	52

Russell James Becancour, Quebec, Canada	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	52

(1)	Martine Caron was appointed a director on July 20, 2006, and President and Chief Executive Officer on July 21, 2006.

(2)	Russell James became a director on July 21, 2006 and was appointed Secretary Treasurer and Chief Financial Officer on July 21, 2006.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is approximately 75% of the total issued and outstanding shares.

None of our directors or officers has professional or technical accreditation in the mining business.

 Background of officers and directors

MARTINE CARON has been a director since inception and our President and CEO since July 25, 2007. Following high school graduation in 1976 she earned a diploma in Restaurant Management and for 11 years thereafter Ms. Caron held a variety of management positions in a variety of hotels where she handled administration, personnel and quality control matters.  In 1987 Ms. Caron accepted the position of Manager of Norsk Mechanical Ltd., a supplier and installer of plumbing supplies to major commercial projects.  Her duties included contract administration, accounting and office management.  In 1996 Ms. Caron and her husband founded Norseman Plumbing, a residential and commercial plumbing contractor.  Norseman now has operations in both Canada and the United States.

RUSSELL L. JAMES has been a director and our Secretary Treasurer and Chief Financial Officer since July 2006.  Mr. James has spent his career as an automotive tradesman handling a variety of responsibilities in this business from building and servicing racecars to management/administration of motor vehicle repair shops. Mr. James currently owns and operates his own business, Rusty Maintenances Service, in Becancour, Quebec.

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

Significant Employees

We have no paid employees as such other than our President.  Our Officers and Directors fulfill many of the functions that would otherwise require Portage to hire employees or outside consultants.  The Company used to pay its President Martine Caron $1,000 per month in management fees for such advisory services including administrative/planning, financial, capital raising and other matters.  This payment stopped in February 2010.

We will have to engage the services of certain consultants to assist in the exploration of the a newly acquired mineral claim, when it is acquired.  In particular we will engage a professional geologist on a consulting basis, together with an assistant(s) such geologist will be responsible for hiring and supervising, to conduct exploration work undertaken on a new mineral claim.  These individuals will be responsible for the completion of the geological work on our new claim, when it is acquired, and, therefore, will be an integral part of our operations although they will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required.  We have not identified any individual who would work as a consultant for us.

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

Executive Compensation

The Board of Director approved a management fee to Martin Caron in the amount of $1,000 per month.  It ceased in February 2010.  This monthly fee paid in the past to Ms. Caron was for performing administrative functions for us including organizing the formation of the Company, engaging consultants and developing our business plan.  This fee was determined by the Board considering the amount of time Ms. Caron will provide to the Company and also taking into consideration the financial condition of the Company.  From February to May 2010 the management fee was expensed and credited to capital in excess of par value.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer (Principal Executive Officer) and other executive officers, during the past two fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other compensation	Total
Martin Caron Chief Executive Officer and President	2008	12,000	0	0	0
	2009 2010	12,000 8,000	0 0	0 0	0 0

Russell L. James Chief Financial Officer, Secretary, Treasurer	2008	0	0	0	0
	2009 2010	0 0	0 0	0 0	0 0

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

PRINCIPAL SHAREHOLDERS

The following table sets forth, as at June 30, 2010, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

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

Future Sales by Existing Shareholders

As of June 30, 2010 there are a total of 63,720,000 shares of our common stock are issued and outstanding. Under our effective registration statement, 10% of the shares held by the directors and officers; being 4,800,000 shares were registered and therefore can be traded into the market.  This represents 7.5 of the issued and outstanding shares.   The restricted shares are as follows: restricted shares.

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

Dividend Policy

As of June 30, 2010 we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended May 31, 2010 for professional services for the review of the quarterly financial statements as at August 31, November 30, 2009 and February 28, 2010, annual financial statements as of May 31, 2010 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended August 31 and November 30, 2009 and February 28, 2010 and $2,750 for the audit of May 31, 2010.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Portage’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in May 31, 2010 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to May 31, 2010 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTAGE RESOURCES INC.
(Registrant)

By:   MARTINE CARON
Martine Caron
Chief Executive Officer,
President and Director

Date:

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:   MARTINE CARON
Martine Caron
Chief Executive Officer,
President and Director

Date: August 30, 2010

By: RUSSELL JAMES
Russell James
Chief Accounting Officer,
Chief Financial Officer and Director

Date: August 30, 2010

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Portage Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Portage Resources, Inc. (pre-exploration stage company) at May 31, 2010 and 2009, and the related statement of operations, changes in stockholders' equity, and cash flows for the years ended May 31, 2010 and 2009 and for period from July 20, 2006 (date of inception) to May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portage Resources, Inc. at May 31, 2010 and 2009, and the results of operations and cash flows for years ended May 31, 2010 and 2009 and for the period from July 20, 2006 (date of inception) to May 31, 2010, in conformity with generally accepted accounting principles.

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

Murray, Utah                                                                           MADSEN & ASSOCIATES, CPA’s INC.
August 20, 2010

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	May 31, 2010	May 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 832	$ 6,125

Total Current Assets	$ 832	$ 6,125

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 24,059	$ 19,173
Accounts payable – related parties	95,983	86,098

Total Current Liabilities	120,042	105,271

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
63,720,000 shares issued and outstanding	63,720	63,720
Capital in excess of par value	(37,670)	(42,870)
Deficit accumulated during the pre-exploration stage	(145,260)	(119,996)

Total Stockholders’ Deficiency	(119,210)	(99,146)

	$ 832	$ 6,125

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the years ended May 31, 2010 and 2009 and for the period from July 20, 2006 (date of inception) to May 31, 2010

	Year Ended May 31, 2010	Year ended May 31, 2009	Date of Inception to May 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES:

Exploration, staking and geological report	-	1,909	11,512
Administrative	25,264	28,695	133,748

NET LOSS FROM OPERATIONS	$ (25,264)	$ (30,604)	$(145,260)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,720,000	63,720,000

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period July 20, 2006 (date of inception) to May 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance July 20, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash February 21, 2007	48,000,000	48,000	(46,800)	-

Issuance of common shares for cash May 31, 2007	15,720,000	15,720	3,930

Net operating loss for the period July 20, 2006 (date of Inception) to May 31, 2007	-	-	-	(24,806)

Balance as at May 31, 2007	63,720,000	63,720	(42,870)	(24,806)
Net operating loss for the year ended May 31, 2008	-	-	-	(64,586)

Balance as at May 31, 2008	63,720,000	63,720	(42,870)	(89,392)

Net operating loss for the year ended May 31, 2009	-	-	-	(30,604)

Balance as at May 31, 2009	63,720,000	63,720	(42,870)	(119,996)

Contributed capital – expenses	-	-	5,200	-

Net operating loss for the year ended May 31, 2010	-	-	-	(25,264)

Balance as at May 31, 2010	63,720,000	$ 63,720	$ (37,670)	$ (145,260)

The accompanying notes are an integral part of these financial statements

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the years ended May 31, 2010 and 2009 and for the period from July 20, 2006 (date of inception) to May 31, 2010

	Year ended May 31, 2010	Year ended May 31, 2009	Date of inception to May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (25,264)	$ (30,604)	$ (145,260)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	4,886	4,031	24,059

Net Cash Provided (Used) in Operations	(20,378)	(26,573)	(121,201)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contributions - expenses	5,200	-	5,200
Proceeds from loan from related party	9,885	27,941	95,983
Proceeds from issuance of common stock	-	-	20,850

	15,085	27,941	122,033

Net (Decrease) Increase in Cash	(5,293)	1,368	832

Cash at Beginning of Period	6,125	4,757	-

CASH AT END OF PERIOD	$ 832	$ 6,125	$ 832

The accompanying notes are an integral part of these financial statements

 PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010
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

The Company was organized for the purpose of acquiring and developing mineral properties.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.  During the year the Company allowed the mineral claim to lapse without renewing it and has no longer any rights to the minerals thereon nor does it have any liability associated with it.  The Company is seeking other minerals claims to explore and determine if there is a commercially viable ore reserve located on them.

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

On May 31, 2010 the Company had a net operating loss carry forward of $145,260 for income tax purposes.  The tax benefit of approximately $43,600 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.   Cost incurred to maintain current production or to maintain assets on a standby basis are charged to operations.   If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.   To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mineral Property Acquisition Costs - Continued

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment.   The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined

Estimates and Assumptions

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

3.           AQUISITION OF MINERAL CLAIM

In late 2006, the Company had the ROK 1-20 claims staked and ownership put into its own name.   In December 2009, the Company allowed its mineral claims to lapse without any work being performed on it.   The Company has no further rights to the minerals on the claim nor does it have any liabilities.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010

3.           AQUISITION OF MINERAL CLAIM - Continued

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs will not be recoverable.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have made no interest, demand loans to the Company of $95,983 and contribution to expenses in the amount of $5,200.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting February 1, 2007 which ended in February 2010.

5.           CAPITAL STOCK

On February 21, 2007, Company completed a private placement consisting of 48,000,000 post split common shares sold to directors and officers for a total consideration of $1,200.  On May 31, 2007, the Company completed a private placement of 15,720,000 common shares for a total consideration of $19,650.

On April 30, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 39 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.  As at May 31, 2010, there were 63,720,000 common shares issued and outstanding.  The 63,720,000 post split common shares are shown as split from the date of inception.

6.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital from its President, Martine Caron, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date to date of this report and has found no material subsequent events to report.