Form 10-Q
period 2010-08-31
Portage Resources Inc.
filed 2010-10-15
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 30, 2010: 63,720,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Portage Resources Inc. (pre-exploration stage company) at August 31, 2010 (with comparative figures as at May 31, 2010) and the statement of operations for the three months ended August 31, 2010 and 2009 and for the period from July 20, 2006 (date of incorporation) to August 31, 2010 and the statement of cash flows for the three months ended August 31, 2010 and 2009 and for the period from July 20, 2006 (date of incorporation) to August 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that can be expected for the year ending May 31, 2011.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	August 31, 2010	May 31, 2010

ASSETS

CURRENT ASSETS

Cash	$ 576	$ 832

Total Current Assets	$ 576	$ 832

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 22,960	$ 24,059
Advances from related parties	100,094	95,983

Total Current Liabilities	123,054	120,042

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
63,720,000 shares issued and outstanding	63,720	63,720
Capital in excess of par value	(33,770)	(37,670)
Deficit accumulated during the pre-exploration stage	(152,428)	(145,260)

Total Stockholders’ Deficiency	(122,478)	(119,210)

	$ 576	$ 832

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three months ended August 31, 2010 and 2009 and for the period from July 20, 2006 (date of inception) to August 31, 2010

(Unaudited – Prepared by Management)

	Three months ended August 31, 2010	Three months ended August 31, 2009	Date of Inception to August 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES:

Accounting and audit	1,650	1,628	34,346
Bank charges	22	5	185
Consulting	-	-	25,000
Exploration expenses	-	-	7,272
Filing fees	-	350	3,587
Geological report	-	-	4,240
Incorporation costs	-	-	650
Legal	-	-	6,500
Management fees	3,000	3,000	43,000
Office	371	50	3,098
Rent	900	900	12,900
Travel	-	-	4,733
Transfer agent	1,225	100	6,917
	7,168	6,033	152,428

NET LOSS FROM OPERATIONS	$ (7,168)	$ (6,033)	$(152,428)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	63,720,000	63,720,000

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended August 31, 2010 and 2009 and for the period from July 20, 2006 (date of inception) to August 31, 2010

(Unaudited – Prepared by Management)

	9,100 Three months ended August 31, 2010	Three months ended August 31, 2009	Date of inception to August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (7,168)	$ (6,033)	$ (152,428)

Adjustments to reconcile net loss to net cash provided by operating activities:

Expenses paid by shareholders	3,900	-	9,100
Changes in accounts payable	(1,099)	(950)	22,960

Net Cash Provided (Used) in Operations	(4,367)	(6,983)	(120,368)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	4,111	2,250	100,094
Proceeds from issuance of common stock	-	-	20,850

	4,111	2,250	120,944

Net (Decrease) Increase in Cash	(256)	(4,733)	576

Cash at Beginning of Period	832	6,125	-

CASH AT END OF PERIOD	$ 576	$ 1,392	$ 576

SCHEDULE OF NON-CASH OPERATING ACTIVITIES

Expenses paid by shareholders	$ 3,900	$ -	$ 9,100

The accompanying notes are an integral part of these unaudited financial statements

 PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010

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

The Company was organized for the purpose of acquiring and developing mineral properties.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.  In December 2009 the Company allowed the mineral claim to lapse without renewing it and has no longer any rights to the minerals thereon nor does it have any liability associated with it.  The Company is seeking other minerals claims to explore and determine if there is a commercially viable ore reserve located on them.

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

On August 31, 2010 the Company had a net operating loss carry forward of $152,428 for income tax purposes.  The tax benefit of approximately $45,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2031.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010

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
August 31, 2010

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

       Reclassification

       Certain prior period's figures have been reclassified to conform with the current period's financial statement presentation.

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
August 31, 2010

(Unaudited – Prepared by Management)

3.           AQUISITION OF MINERAL CLAIM - Continued

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs will not be recoverable.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 75% of the common stock issued and have advances to the Company of $100,094 and paid expenses in the amount of $9,100.

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

On April 30, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 39 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.  As at August 31, 2010, there were 63,720,000 common shares issued and outstanding.  The 63,720,000 post split common shares are shown as split from the date of inception.

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 13, 2010 which is the date the financial statements were issued.

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

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $152,428.  To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and to seek out a new mineral property.

The plan of operations during the next twelve months is for us to search and obtain a new mineral claim with the potential for future exploration work, and hopefully, an ore reserve located on it.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $45,304 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit – quarter and annual financial statements	$ 8,750
Bank charges	70
Edgar filing costs – for quarter and annual financial statements	1,250
Exploring a new mineral claim and obtaining a geological report thereon	10,000
Filing fees – Nevada; Sec of State	350
Office and general expenses	500
Transfer agent fees	2,000
Estimated expenses for the next twelve months	22,920
Account payable – unrelated parties at August 31, 2010	22,960
Total requirements for cash before consideration of money in bank	45,880
Bank balance as at August 31, 2010	(576)
Estimated funds required over the next twelve months	$45,304

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

RESULTS OF OPERATIONS

Corporate Organization and History Within Last Five years

Portage was incorporated under the laws of the State of Nevada on July 20, 2006 under the name of Portage Resources Inc.   Portage does not have any subsidiaries, affiliated companies or joint venture partners. We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the abandonment of the ROK 1-20 mineral claims located in the Yukon, Canada.

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

On January 24, 2007 we engaged R. Alan Doherty, Professional Geologist of Aurium Geological Consultants Ltd. to conduct a review and analysis of the Portage Claims and the previous exploration work undertaken on the property and to recommend a mineral exploration program for the Portage Claims.  In December 2009, we allowed the ROK 1-20 mineral claims to expire which results in the Company having no further interest in the mineral rights on the claims nor does it have any liabilities associated with the claim.

Our Business

Provided we have sufficient funds to do so, we intend to identify a new mineral claim for future explorations in hopes of obtaining an ore reserve sufficient to commence commercial production thereon.

We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exists on any property we acquire in the future.

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
While our shares are traded on the Pink Sheets.  Although the Pink Sheets does not have any listing requirements per se, we will remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the potential value of any new mineral claim we acquire, and

●	other events which we have no control over.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Martine Caron, Chief Executive Officer and Russell James, Chief Accounting Officer, they have evaluated the effectiveness of Portage’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at August 31, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of August 31, 2010, the management of Portage assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Even though management’s assessment that Portage’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Portage’s financial statements contained in its Quarterly Report on Form 10-Q for the three months ended August 31, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Portage’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at August 31, 2010, Portage did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Portage a whistleblower policy is not necessary.

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

There were no changes in Portage’s internal controls over financial reporting during the three months ended August 31, 2010 that have materially affected, or are reasonably likely to material affect, Portage’s internal control over financial reporting.

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

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for the immediate future, over and above cash on hand, to be $45,304.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to August 31, 2010, the date of our most recent audited financial statements, is $152,428.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

There has been no change in our securities since the fiscal year ended May 31, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTAGE RESOURCES INC.
(Registrant)

Date: October 13, 2010	MARTINE CARON
Chief Executive Officer, President and Director

Date: October 13, 2010	RUSSELL LESLIE JAMES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director