Form 10-Q
period 2010-11-30
Portage Resources Inc.
filed 2011-01-13
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 10, 2010: 63,720,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Portage Resources Inc. (pre-exploration stage company) (the Company) at November 30, 2010 (with comparative figures as at May 31, 2010) and the statement of operations for the three and six months ended November 30, 2010 and 2009 and for the period from July 20, 2006 (date of incorporation) to November 30, 2010 and the statement of cash flows for the six months ended November 30, 2010 and 2009 and for the period from July 20, 2006 (date of incorporation) to November 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended November 30, 2010 are not necessarily indicative of the results that can be expected for the year ending May 31, 2011.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

                 (UNAUDITED)
	November 30, 2010	May 31, 2010

ASSETS

CURRENT ASSETS

Cash	$ 554	$ 832

Total Current Assets	$ 554	$ 832

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 22,412	$ 24,059
Advances from related parties	100,796	95,983

Total Current Liabilities	123,208	120,042

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
63,720,000 shares issued and outstanding	63,720	63,720
Capital in excess of par value	(33,770)	(37,670)
Deficit accumulated during the pre-exploration stage	(152,604)	(145,260)

Total Stockholders’ Deficiency	(122,654)	(119,210)

	$ 554	$ 832

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
(UNAUDITED)
For the three and six months ended November 30, 2010 and 2009 and for the period from July 20, 2006 (date of inception) to November 30, 2010

	Three months ended Nov. 30, 2010	Three months ended Nov. 30, 2009	Six months ended Nov. 30, 2010	Six months ended Nov. 30, 2009	Date of Inception to November 30, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:

Accounting and audit	-	1,550	1,650	3,178	34,346
Bank charges	21	14	43	19	206
Consulting	-	-	-	-	25,000
Exploration	-	-	-	-	2,272
Filing fees	-	-	-	350	3,587
Geological report	-	-	-	-	4,240
Impairment of mineral claim acquisition costs	-	-	-	-	5,000
Incorporation costs	-	-	-	-	650
Legal	-	-	-	-	6,500
Management fees	-	3,000	3,000	6,000	43,000
Office	155	105	526	155	3,253
Rent	-	900	900	1,800	12,900
Travel	-	-	-	-	4,733
Transfer agent	-	-	1,225	100	6,917
	176	5,569	7,344	11,602	152,604

NET LOSS FROM OPERATIONS	$ (176)	$ (5,569)	$(7,344)	$(11,602)	$(152,604)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic	63,720,000	63,720,000	63,720,000	63,720,000

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)
For the six months ended November 30, 2010 and 2009 and for the period from July 20, 2006 (date of inception) to November 30, 2010

	Six months ended November 30, 2010	Six months ended November 30, 2009	Date of inception to November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (7,344)	$ (11,602)	$ (152,604)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – noncash expenses	3,900	-	9,100
Changes in accounts payable	(1,647)	169	22,412

Net Cash Provided (Used) in Operations	(5,091)	(11,433)	(121,092)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances from related party	4,813	8,786	100,796
Proceeds from issuance of common stock	-	-	20,850

	4,813	8,786	121,646

Net (Decrease) Increase in Cash	(278)	(2,647)	554

Cash at Beginning of Period	832	6,125	-

CASH AT END OF PERIOD	$ 554	$ 3,478	$ 554

SCHEDULE OF NON-CASH OPERATING ACTIVITIES

Capital contributions – noncash expenses	$ 3,900	$ -	$ 9,100

The accompanying notes are an integral part of these unaudited financial statements

 PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

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

On November 30, 2010 the Company had a net operating loss carry forward of $152,604 for income tax purposes.  The tax benefit of approximately $45,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2026.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

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

Mineral Property Acquisition Costs

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

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

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

In late 2006, the Company had the ROK 1-20 claims staked and ownership put into its own name.   In December 2009, the Company allowed its mineral claims to lapse without any work being performed on them.   The Company has no further rights to the minerals on the claims nor does it have any liabilities attached thereto.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs will not be recoverable.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the six months ended November 30, 2010, a Director made advances of $4,813 to the Company. These advances are non-interest bearing and payable on demand.

Officers-directors and their families have acquired 75% of the common stock issued and have made advances to the Company of $100,796 and paid expenses on behalf of the Company in the amount of $9,100 ($3,900 for the six months ended November 30, 2010).

Officers-directors were compensated for their services in the amount of a total $1,000 per month starting February 1, 2007 which ended in February 2010.

5.           CAPITAL STOCK

On February 21, 2007, Company completed a private placement consisting of 48,000,000 post split common shares sold to directors and officers for a total consideration of $1,200.  On May 31, 2007, the Company completed a private placement of 15,720,000 common shares for a total consideration of $19,650.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

5.           CAPITAL STOCK - Continued

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

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $152,604.  To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and to seek out a new mineral property.

The plan of operations during the next twelve months is for us to search and obtain a new mineral claim with the potential for future exploration work, and hopefully, an ore reserve located on it.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $45,289 will be required over the next twelve months to pay for such expenses as follows:
Funds required	Estimated Amount

Accounting and audit – quarter and annual financial statements	$ 9,261
Bank charges	70
Edgar filing costs – for quarter and annual financial statements	1,250
Exploring a new mineral claim and obtaining a geological report thereon	10,000
Filing fees – Nevada; Sec of State	350
Office and general expenses	500
Transfer agent fees	2,000
Estimated expenses for the next twelve months	23,431
Account payable – unrelated parties at November 30, 2010	22,412
Total requirements for cash before consideration of money in bank	45,843
Bank balance as at November 30, 2010	(554)
Estimated funds required over the next twelve months	$45,289

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Martine Caron, Chief Executive Officer and Russell James, Chief Accounting Officer, they have evaluated the effectiveness of Portage’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at November 30, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of November 30, 2010, the management of Portage assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Even though management’s assessment that Portage’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Portage’s financial statements contained in its Quarterly Report on Form 10-Q for the six months ended November 30, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Portage’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at November 30, 2010, Portage did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Portage a whistleblower policy is not necessary.

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

There were no changes in Portage’s internal controls over financial reporting during the six months ended November 30, 2010 that have materially affected, or are reasonably likely to material affect, Portage’s internal control over financial reporting.

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

In order to finance our continuing operations over the next twelve months we must raise additional capital.  We estimate our cash needs for the immediate future, over and above cash on hand, to be $45,289.   There is no assurance we will be able to raise this cash.  If we fail to do so we will be forced to go out of business. Options available to us for raising the cash we will require include the issuance of shares of our common stock, through a private placement or public offering, and loans advanced to us by our officers and directors.  We have no arrangements whatsoever to raise additional cash at the present time.  If we are unable to make such arrangements to raise additional cash we will be forced to go out of business, which could result in the total loss of any investment in our shares of common stock.

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

We were incorporated on July 20, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to November 30, 2010 is $152,604.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

PORTAGE RESOURCES INC.
(Registrant)

Date: January 12, 2011	MARTINE CARON
Chief Executive Officer, President and Director

Date: January 12, 2011	RUSSELL LESLIE JAMES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director