Form 10-Q
period 2011-02-28
Portage Resources Inc.
filed 2011-04-19
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-52791
Commission File Number

PORTAGE RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3244927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 Richard Street, Saint Wenceslas, Quebec Canada	G0Z 1J0
(Address of principal executive offices)	(Zip Code)

(819) 740-0810
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

637,200,000 shares of common stock issued and outstanding as of April 11, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

PORTAGE RESOURCES INC.

ITEM 1.       FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 28, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-7

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	February 28, 2011 (Unaudited)	May 31, 2010 Audited
ASSETS

CURRENT ASSETS
Cash	$533	$832
Total Current Assets	533	832

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$27,884	$24,059
Advances from related parties	101,296	95,983
Total Current Liabilities	129,180	120,042

STOCKHOLDERS’ DEFICIENCY
Common stock: 5,000,000,000 shares authorized, at $0.001 par value
637,200,000 shares issued and outstanding as at February 28, 2011 and May 31, 2010	637,200	637,200
Capital in excess of par value	(607,250)	(611,150)
Deficit accumulated during the pre-exploration stage	(158,597)	(145,260)
Total Stockholders' Deficiency	(128,647)	(119,210)
Total Liabilities and Stockholders’ Deficiency	$533	$832

The accompanying notes are an integral part of these unaudited financial statements

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and nine months ended February 28, 2011 and 2010 and for the period from July 20, 2006 (date of the inception) to February 28, 2011

	Three Months ended February 28,		Nine Months ended February 28,		Date of Inception to
	2011	2010	2011	2010	Feb. 28, 2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Accounting and audit	204	1,550	1,854	4,728	34,550
Bank charges	21	25	64	44	227
Consulting	1,080	-	1,080	-	26,080
Exploration	-	-	-	-	2,272
Filing fees	3,007	-	3,007	350	6,594
Geological report	-	-	-	-	4,240
Impairment of mineral claim acquisition costs	-	-	-	-	5,000
Incorporation costs	-	-	-	-	650
Legal	756	-	756	-	7,256
Management fees	-	3,000	3,000	9,000	43,000
Office	-	58	526	213	3,253
Rent	-	900	900	2,700	12,900
Travel	-	-	-	-	4,733
Transfer agent	925	-	2,150	100	7,842
	5,993	5,533	13,337	17,135	158,597

NET LOSS FROM OPERATIONS	$(5,993)	$(5,533)	$(13,337)	$(17,135)	$(158,597)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	637,200,000	637,200,000	637,200,000	637,200,000

The accompanying notes to financial statements are an integral part of these statements.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
 (UNAUDITED)
For the nine months ended February 28, 2011 and 2010
and for the period from July 20, 2006 (date of the inception) to February 28, 2011
			Period From
			July 20, 2006
	Nine Months Ended		(Inception) to
	February 28,		February 28,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,337)	$(17,135)	$(158,597)
Adjustment to reconcile net loss to net cash provided by operating activities:
Capital contributions – noncash expenses	3,900	1,300	9,100
Changes in Accounts payable	3,825	1,219	27,884
Net cash used in operations	(5,612)	(14,616)	(121,613)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from advances from related party	5,313	9,344	101,296
Proceeds from issuance of common stock	-	-	20,850
Cash Flows Provided By Financing Activities	5,313	9,344	122,146

Net (Decrease) In Cash	(299)	(5,272)	533

Cash at Beginning of Period	832	6,125	-
CASH AT END OF PERIOD	$533	$853	$533

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Capital contributions – noncash expenses	$3,900	$0	$9,100

The accompanying notes are an integral part of these financial statements

 PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011

1.           ORGANIZATION

Portage Resources Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2006 with the authorized common stock of 200,000,000 shares at $0.001 par value. On April 30, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 39 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.
 On May 1, 2008, the Secretary of State for Nevada approved an amendment to the Articles of Incorporation where the total number of shares of common stock was increased to 500,000,000 shares of common stock with a par value of $0.001 per share.

On February 4, 2011, the Board of Directors approved a  ten for one (10:1) forward split of the issued and authorized  shares of the Company. The Record Date of the Forward Split was February 27, 2011 for shareholders of record to receive the forward split shares.

The Company’s authorized common stock increased from 500,000,000 shares of common stock with a par value of $0.001 to 5,000,000,000 shares of common stock with a par value of $0.001. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts as of February 28, 2011, the date of our inception, and in all shares and per share date in the financial statements.

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

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and Diluted Net Income (loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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

On February 28, 2011 the Company had a net operating loss carry forward of $158,597 for income tax purposes.  The tax benefit of approximately $47,580 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2026.

Foreign Currency Translations

Parts of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

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

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.

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

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the nine months ended February 28, 2011, a Director made advances of $5,313 to the Company. These advances are non-interest bearing and payable on demand.

Officers-directors and their families have acquired 75% of the common stock issued, have made advances to the Company of $101,296, and have paid expenses on behalf of the Company in the amount of $9,100 ($3,900 for the nine months ended February 28, 2011).

Officers-directors were compensated for their services in the amount of a total $1,000 per month starting February 1, 2007 which ended in February 2010.

5.           COMMON STOCK

On February 4, 2011, the Board of Directors approved a ten for one (10:1) forward split of the issued and authorized shares of the Company.  The Record Date of the Forward Split was February 27, 2011 for shareholders of record to receive the forward split shares.

The Company’s authorized common stock increased from 500,000,000 shares of common stock with a par value of $0.001 to 5,000,000,000 shares of common stock with a par value of $0.001.

The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts as of February 28, 2011, the date of our inception, and in all shares and per share date in the financial statements.

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Portage Resources Inc. (“Portage”, “we” “us” “our” and the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

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

Management is actively seeking another mineral claim of merit and has determined to seek such mineral claims in any jurisdiction where the Company may find what management determines to be a property of merit.

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

We have no full-time employees and management of Portage, all of whom reside in Quebec, Canada, devote a very small percentage of their time to the affairs of the Company. While none of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

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

LIQUIDITY AND CAPITAL RESOURCES

Portage has had no revenue since inception and its accumulated deficit is $158,597.  To date, the growth of Portage has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and to seek out a new mineral property.

The plan of operations during the next twelve months is to search and obtain a new mineral claim with the potential for future exploration work, and hopefully, an ore reserve located on it.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $60,000 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit – quarter and annual financial statements	$9,261
Bank charges	70
Edgar filing costs – for quarter and annual financial statements	1,250
Exploring a new mineral claim and obtaining a geological report thereon	10,000
Filing fees – Nevada; Sec of State	350
Office and general expenses	500
Transfer agent fees	2,000
Estimated expenses for the next twelve months	23,431
Account payable – unrelated parties at February 28, 2011	27,884
Working Capital	8,685

The Company does not currently pay any management fees to its officers or directors, having agreed as at  February 1, 2010, to terminate the agreement with Martine Caron for $1,000 per month.

Currently the Company does not have sufficient capital to pay for operations.  Management intends to raise funds by way of the sale of equity or loans to the Company, however, there can be no assurance that such funds will be available and the Company may be required to cease operations if it cannot find the funds to meet its minimal obligations which would include the fees required to maintain its reporting status with the Securities and Exchange Commission, estimate to be approximately $15,000.

RESULTS OF OPERATIONS

Results of Operations

We have not generated any revenues since inception.   For the nine month period ended February 28, 2011, loss from operations totaled $13,337 as compared to a loss from operations of $17,135 in the nine month period ending February 28, 2010.  The decrease in the loss from operations in the current period is mainly attributable to a decrease in management fees. The Company’s net loss for the current three month period was $5,993, as compared to $5,533 in the comparable three month 2010 period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of February 28, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of February 28, 2011, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2011:

●
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

Changes in Internal Control over Financial Reporting

As of February 28, 2011, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended February 28, 2011 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.

Due to a lack of personnel resources, we were not able to immediately take any action to remediate these material weaknesses.  We intend to implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended February 28, 2011, fairly presents our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

We are committed to improving our financial organization.   As part of this commitment, as soon as funds are available to the Company, (1) appoint additional outside directors to our board of directors sufficient to form an audit committee who will undertake the oversight in the establishment and monitoring or required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.  In particular, we anticipate having a permanent bookkeeper hired and performing all requisite functions for our next reporting period.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART 11 – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

There are no legal proceedings to which Portage is a party nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.           RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three month period covered by this quarterly report.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               (REMOVED AND RESERVED)

ITEM 5.              OTHER INFORMATION

On February 4, 2011, the Board of Directors approved a ten for one (10:1) forward split of the issued and authorized shares of the Company.  The Record Date of the Forward Split was February 27, 2011 for shareholders of record to receive the forward split shares.

On February 16, 2011, the Company filed a Certificate of change Pursuant to NRS 78.209 with the Nevada Secretary of State which was effected by the Nevada Secretary of State on February 24, 2011.

On March 4, 2011, FINRA announced their approval of the and set a payment date of March 4, 2011 and an execution date of March 7, 2011.

The Company’s authorized common stock increased from 500,000,000 shares of common stock with a par value of $0.001 to 5,000,000,000 shares of common stock with a par value of $0.001.

ITEM 6.               EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form SB-2 filed on July 16, 2007.
3.1(i)	Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on May 1, 2008	Filed herewith
3.1(ii)	Certificate of Change to Articles of Incorporation as filed with the Nevada Secretary of State on February 24, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 30, 2011
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTAGE RESOURCES INC.
(Registrant)

/s/ Martine Caron
Date: April 19, 2011	MARTINE CARON
Chief Executive Officer, President and Director

s/s Russell Leslie James
Date: April 19, 2011	RUSSELL LESLIE JAMES
Chief Financial Officer, Chief Accounting Officer, Secretary and Director