Form 10-K
period 2011-05-31
Portage Resources Inc.
filed 2011-09-13
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-52791
Commission File Number

PORTAGE RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3244927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Av. Benavides 441 Apto 101B Miraflores, Lima 18, Peru	N/A
(Address of principal executive offices)	(Zip Code)

(511) 733-5100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $15,500 (based on 10,000,000 shares held by non-affiliates and the average bid and ask price as estimated of $0.0015 per share on November 30, 2010) as of November 30, 2010 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

4,452,000,000 common shares outstanding as of September 9, 2011

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

ITEM 1.      BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
•	risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
•	risks related to the failure to successfully manage or achieve growth of a new business opportunity; and
•	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.
Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "Portage" mean Portage Resources Inc., unless otherwise indicated.

Corporate Overview

We were incorporated under the laws of the State of Nevada on July 20, 2006 for the purpose of acquiring and developing mineral properties.  At incorporation our authorized common stock was 200,000,000 shares with a par value of $0.001.

On April 30, 2008, the directors of the Company approved a resolution to forward split the issued and outstanding common shares of the Company on the basis of the issuance of 39 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.

On May 1, 2008, the Secretary of State for Nevada approved an amendment to the Articles of Incorporation where the total number of shares of common stock was increased to 500,000,000 shares of common stock with a par value of $0.001 per common share.

On February 4, 2011, the Board of Directors approved a ten for one (10:1) forward split of the issued and authorized  shares of the Company.The Company’s authorized common stock increased from 500,000,000 shares of common stock with a par value of $0.001 to 5,000,000,000 shares of common stock with a par value of $0.001.

On May 30, 2011, Paul Luna Belfiore (“Mr. Belfiore”) acquired control of four hundred eighty million (480,000,000) shares of the Company’s issued and outstanding common stock, representing approximately 75.33% of the Company’s total issued and outstanding common stock, from Martine Caron (“Mr. Caron”), and Russell L. James (“Mr. James”) in accordance with stock purchase agreements between Mr. Belfiore and Messrs. Caron and James, respectively, (the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, Mr. Belfiore paid an aggregate purchase price of twenty thousand dollars ($20,000) to Messrs. Caron and James in exchange for the shares

On June 13, 2011, the Company raised a total of $50,000 for working capital by way of a Regulation S private placement.

On June 15, 2011, Mr Oscar Tinoco as appointed a Director of the Company and Vice President of Operations and on June 20, 2011, Mr. Elias Garate was appointed as a director of the Company and V.P. Exploration.

As at our fiscal year end we did not have any subsidiaries, however, subsequent to our fiscal year ended the Company incorporated two Peruvian subsidiaries, Portage Minerals Peru S.A. and Portage Resources Peru S.A. to hold its mineral properties in Peru.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

The Company was organized for the purpose of acquiring, exploring and developing mineral properties.  The Company has not established the existence of a commercially minable ore deposit and as at the fiscal year ended May 31, 2011 has not reached the exploration stage and is considered to be in the pre-exploration stage.

On June 25, 2011, the Company’s wholly owned subsidiary, Portage Resources Peru S.A. (“Portage Peru”) entered into an assignment agreement with Airon Peru S.A.C. (“Airon”) whereby Airon assigned all their rights and interest in a joint venture (the “Joint Venture”) to explore the mining concession Wuakakuy to Portage Peru.  As consideration for the assignment, we issued a total of 200,000,000 common shares of the Company to Airon.  Under the terms of the assignment agreement Portage Peru agreed to explore the concession pursuant to the terms of the Joint Venture.  Portage Peru has agreed to spend a minimum of $150,000 on drilling and /or exploration costs and to drill a minimum of 1000 meters within the 18 months from the date of the agreement. The Company will acquire 55% of the mining concession should it meet its commitments under the assumption of joint venture.  Should the Company not meet its obligations under the agreement then the property will revert back to Airon.   In consideration for the assignment, we issued a total of 200,000,000 common shares of the Company to Airon.  Further, under the terms of the agreement, Airon will receive a retainer of $2,000 per month for consulting services.

On June 27, 2011, the Company’s wholly owned subsidiary, Portage Minerals Peru S.A. (“Portage Minerals”) entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 4 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam Resources Inc. (“Nilam”). As consideration for the acquisition of the mining concession, the Company issued a total of 100,000,000 common shares of the Company to Nilam.

On July 4, 2011, the Company’s wholly owned subsidiary, Portage Minerals entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 5 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam. As consideration for the acquisition of the mining concession, the Company issued a total of 80,000,000 common shares of the Company to Nilam.

On July 22, 2011, the Company’s wholly owned subsidiary, Portage Peru entered into agreements to acquire certain mineral concessions known as A. Cordillera Negra located 13 kilometers from the Antamina Mine.   As consideration for the agreement the parties must $10,000 by September 15, 2011 and additional payments totaling $1,535,000 over the next 42 months.

The Company has also entered into an LOI for a further two properties however as of the date of this filing no formal agreements have been executed.

The properties as described above are undeveloped mining claims.  The Airon property has had some prior exploration work undertaken on the property.  We intend to undertake exploration activities on our acquired properties in the hope of finding commercially viable deposits of gold and silver.  We have commenced initial exploration work on the properties, and this will continue to be our principal activity, until and if our minerals of interest are discovered in commercially viable quantities, which would then become our principal products.

Our exploration programs will be exploratory in nature and there is no assurance that a commercially viable mineral deposit exists on the properties until further exploration, particularly drilling, is undertaken and a comprehensive evaluation concludes economic and legal feasibility. We have not yet generated or realized any revenues from our business operations.

Should we be successful in raising sufficient funds in order to conduct our exploration programs, the full extent and cost of which is not presently known beyond that required by our mandatory work programs noted below, and such exploration programs result in an indication that production is economically feasible, then at that point in time we would make a determination as to the best and most viable approach for the extraction of the minerals from the respective property.

Principal Products, Markets

As all of our minerals of interest are commodity products, they are expected to be readily saleable on an open market at then current prices, therefore we foresee no direct competition for the selling of our products, should we ever reach the production stage.

Competition

The natural resource market is intensely competitive in all its phases, highly fragmented and subject to rapid change.  We will encounter strong competition from many other natural resource companies, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain the properties.  We may be unable to compete successfully with our existing competitors or with any new competitors.  We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Seasonality

Our claims are accessible year round, although the rainy season which can last from December to April is usually accompanied with road wash-outs and lightning hazards and can create difficulties with exploration or production activities.  In Peru, the best time for exploration and production is May thru November and we plan to utilize the optimum time to the Company’s advantage.

Government Regulations

Our mineral exploration programs are subject to existing regulations in the country of Peru, which sets forth rules for: locating claims, posting claims, working claims and reporting work performed. We are also subject to rules on how and where we can explore for minerals. We must comply with these laws to operate our business.  We are also subject to the numerous laws for the environmental protection of forests, lakes and rivers, fisheries, wild life etc. These codes deal with environmental matters relating to the exploration and development of mining properties. We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the properties, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.  We are in compliance with all regulations at present and will continue to comply in the future. We believe that compliance with these regulations will not adversely affect our business operations in the future.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations.  Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on the mineral industry.  Although we intend to substantially comply with all applicable laws and regulations, when we begin our operations and exploration activities because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws.
Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of government policies, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.

There are no costs to us at the present time in connection with compliance with environmental laws.  However, since we do anticipate engaging in natural resource projects, these costs could and likely will occur.  Costs could extend into the millions of dollars for which we could be liable.  Any significant liability could wipe out our assets and resources.

Employees

Neither the Company nor its wholly owned subsidiaries have any employees.   We have not entered into employment agreements with any of the officers or directors of the Company.

In order to undertake exploration activities on our properties, effective September 1, 2011, the Company’s wholly owned subsidiary, Portage Resources Peru S.A. will enter into a consulting agreement with Steven L. Park, M.Sc., Cpg, a consulting geologist, who will present Portage Resources Peru S.A. with a budget and a plan for work on the Company’s properties.   The Company will pay a retainer in the amount of $5,000 to Mr. Park upon final execution of the agreement.

Reports to Security Holders

We are not required to provide annual reports to security holders and at this time do not intend to prepare or provide annual reports.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K. and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

ITEM 1A.     RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTIES

Corporate Offices

Our corporate offices are at Av. Benavides 441, Apto 101B, Miraflores, Lima 18, Peru.  Our telephone number is 011-511-733-5100. Our corporate e-mail address is info@portageresourcesinc.com and our website address is www.portageresourcesinc.com.

Mineral Properties

Cautionary Note to United States Investors

We caution U.S. investors that we may have materials in the public domain that may use terms that are recognized and permitted under Canadian regulations or regulations in other jurisdictions, however the U.S. Securities and Exchange Commission (“S.E.C.”) may not recognize such terms.  We have detailed below the differences in the SEC regulations as compared to the Canadian Regulations under National Instrument NI 43-101, which we may refer to below in some of our property disclosures.

S.E.C. Industry Code	National Instrument 43-101 (“NI 43-101”)
Reserve:  That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The United States Securities and Exchange Commission requires a final or full Feasibility Study to be completed in order to support either Proven or Probably Reserves and does not recognize other classifications of mineralized deposits.  Note that for industrial mineral properties, in addition to the Feasibility Study, “sales” contracts or actual sales may be required in order to prove the project’s commerciality and reserve status.

Mineral Reserve:  The economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a Preliminary Feasibility study.  This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

Proven Reserves:  Reserves for which a quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling; the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, share, depth and mineral content of reserves are well established.

Proven Mineral Reserve:  The economically mineable part of a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility study.  This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Probable Reserves:  Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Probable Mineral Reserve:  The economically mineable part of an indicated, and in some circumstances, a Measured Mineral Resource, demonstrated by at least a Preliminary Feasibility Study.  This study must include adequate information on mining, processing, metallurgical, and economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

As of the date of filing of this annual report, the Company holds the following mineral properties through its wholly owned subsidiaries that were incorporated subsequent to the fiscal year ended May 31, 2011:

Wuakakuy Claims, Putina District, Department of Puno, southeastern Peru (“Wuakakuy”)

Claims

On June 25, 2011, the Company’s wholly owned subsidiary, Portage Resources Peru S.A. (“Portage Peru”) entered into an assignment agreement with Airon Peru S.A.C. (“Airon”) whereby Airon assigned all rights and interest in a joint venture (the “Joint Venture”) to exploration of the mining concession Wuakakuy to Portage Peru.  Under the terms of the assignment agreement Portage Peru agreed to explore the concession pursuant to the terms of the Joint Venture.  The Company has agreed to spend a minimum of $150,000 on drilling and /or exploration costs and to drill a minimum of 1000 meters within 18 months from the date of the agreement. Under the assigned Joint Venture Agreement Portage will assume Airon’s rights to acquire a 55% interest in the mining concession Wuakakuy by assumption of the obligations of the assignor.   As consideration for the assignment, we issued a total of 200,000,000 common shares of the Company to Airon.

Should the Company not meet its obligations under the agreement then the rights to the Joint Venture will revert back to Airon. In consideration for the assignment, we issued a total of 200,000,000 common shares of the Company to Airon and Airon is to receive a retainer of $2,000 per month for consulting services.

The Wuakakuy Property is comprised of two mining concessions named "Wuakakuy " and "Wuakakuy Uno" totaling 600 hectares.  Wuakakuy and Wuakakuy Uno overlie two mining concessions that have prior position: Cecilia No. 5, of 33.75 Has, and Cecilia No. 6, of 24.28 Has. These prior claims total 83 Has. that reduces the combined available area of Wuakakuy and Wuakakuy Uno area to 517 Has.

Wuakakuy:                                Concession 01-0062506                                           400 ha
Wuakukuy Uno:                       Concession 01-0165106                                           200 ha

Wuakakuy Property
Mina Cecilia
8406000
8404000
8402000
8400000
8398000
8396000
8394000
8392000
8390000
8388000
402000
404000
406000
408000
410000
412000
414000
416000
418000
ESCALA : 1 : 100000
N
LEYENDA
DERECHOS MINEROS EN TRAMITES
DERECHOS MINEROS TITULADOS
DERECHOS MINEROS EXTINGUIDOS
PLANTAS DE BENEFICIO, CANTERAS, OTROS
SECTOR ENERGIA Y MINAS
INSTITUTO NACIONAL DE CONCECIONES Y
DIRECCION NACIONAL DE CATASTRO
PLANO :
INVENTARIO DE DERECHOS MINEROS
HOJA : LAGUNILLAS
DATUM : PSAD 56
CODIGO : 29 -X
ZONA : 19
TAMAÑO : A - 4
ZONA CATASTRAL : 19 W - V
FECHA : 04-May-07
ELABORADO POR : GUIDO VALDIVIA PONCE

Figure 2

The Wuakakuy and Wuakakuy Uno concessions fees are paid to date and the concessions are currently in good standing. The boundaries of the Property are defined by UTM coordinates on all documents and maps in the Ministry of Energy and Mines. The Property has not been legally surveyed.

The Property surrounds the Mina Cecilia on the north and east side of the mine workings and campo The Mina Cecilia mine operated at 450 tonnes per day for several decades until 1984, producing Ag-Pb-Zn-Cu from mantos in host carbonates.  A portion of the tailings pile from the Mina Cecilia extends approximately 350m into the Wuakakuy concession from the boundary with Cecilia No. 6. These tailings represent the far end of the main tailings pile, consisting of very fine grain size and with little metal content other than elevated values of Pb and Zn. An environmental assessment of the tailings on the Wuakakuy concession has not yet been made.  No other mines in the district are near the Property boundaries.

Exploration Permit

In Peru, a tiered system imposes three levels of permitting requirements for exploration activities. Environmental impact studies and archeological surveys must be filed for category B and C level exploration activities:

Category A: Exploration activities with minimal or no surface alterations, such as geological studies, topography, hand trenching and sampling.

Category B: Exploration activities that result in discharges, 01' waste disposal, that could impact an area not exceeding 10 hectares with fewer than 20 drill platforms. The company must file a description of planned activities, mitigation practices, and reclamation plans; and

Category C: Exploration activities that result in discharges or waste disposal that could impact an area exceeding 10 hectares, or that require more than 20 drill platforms, 01' develop more than 50 meters of tunnels.

No exploration permits have yet been applied for.

Location and Access

The claim block is a 600 hectare project, situated in Putina District, Department of Puno, southeastern Peru, 116 kilometers north-northeast of the city of Juliaca.  The Property is accessible via paved road heading northeast from the city of Juliaca to the town of Azangaro, then along gravel roads by way of the town of Munani on to the access road to Mina Cecilia located immediately south of the Property. Total travel time is approximately 4.0 hours. The city of Juliaca can be reached via paved highway from Lima, travel distance of 1,400 km, or by commercial airlines with daily service between Lima-Arequipa-Juliaca.  Accommodation is available in Crucero, 25 km northwest of the project area.

200000
400000
8800000
8600000
8400000
8200000
N
UCAYALI
MADRE DE DIOS
CUSCO
CUSCO
APURIMAC
PUNO
Bolivia
JULICA
Lago Titicaca
PUNO
AREQUIPA
AREQUIPA
BOLIVIA
MOQUEGUA
0
50
100
Kilometers
Technical Report
WUAKAKUY PROJECT
Location Map
Geology by: S. Park
Drawn by: A. Abello
Revised:
Approved:
Date: Dec 2007
Scale: 1: 2,500,000
Figure 1

The terrain on the Property is of moderate relief averaging 4,600 m in elevation above sea level. Ground cover consists of various short grasses and small brush near drainages.

Very limited supplies are available in the village of Picotani, 16 km by road southeast of the Property. Fuel and groceries are best brought in from Juliaca. Mini-busses provide once-daily public transport for the locals from Picotani to other population centers in the region: Azangaro (60 km), Crucero (50 km), Sandía (90 km). Lodging for the field crews can be arranged for in Picotani.

Annual temperatures in this area of Puno range from 25°C to -20°C, with periods of extreme precipitation from December to April. Dense fog is common during the rainy season. The optimum field season is the dry season from May through November when skies are generally clear during the day although night time temperatures fall below freezing. Weather conditions are rarely severe enough to curtail exploration activities for more than a period of days.

A power line connects the town of Picotani with Azangaro. At the nearest point this line is approximate1y 12 km from the Property.

The Rio Cecilia flows through the Property with a minimum flow rate of approximately 0.30 cubic m/s in the dry season. Small intermittent creeks flow into the Rio Cecilia from the south end of the Property. Several small lakes lie within a 10 km radius of the Property.

There is ample surface area for mining operations, processing plant, dumps, etc. on the property due to its low to moderate topographic relief. The surface rights are controlled by the local community; the few residents who live in the immediate area welcome mining activity with its promise of employment.

Regional & Property Geology

Regional Lithology

The Project is situated within a sequence of continental to marine, dominantly carbonate litho-types that range from Permian to late Cretaceous ages.

The Lower Permian Copacabana Group is represented locally by inter-bedded massive micritic limestone, feldspathic sandstone and red to purple siltstone. The Copacabana hosts several base metal occurrences in the region, Unconformably, overlying the Copacabana is the Chupa Formation of Upper Permian age. The Chupa is quite distinctive in the region as it is a very coarse, reddish conglomerate with angular to sub-rounded clasts up to 50 cm in diamerter derived from the underlying sedimentary units. UnconformabJy overlying the Chupa conglomerate and locally overlying the Copacabana Group is the Mitu Group of Upper Permian age consisting of continental red beds (arkosic sandstone units of varying grain size),
Cretaceous sediments in the region are represented by the Huancane Formation quartz arenite and the Moho Group, which consists of a micritic limestone unit (Ayavaca Fm.) and quartz arenite, and red beds.

Unconformably overlying the Cretaceous sediments are Tertiary-age volcanics and volcanic sediments: the rhyolitic volcanics of the Miocene Picontani Formation and polymictic conglomerate and coarse c1asitic sediments of the Pliocene Arco Aja Formation.

Regional Structure

Beate and Loayza (l999) describe the structure of the area as a complex compressive regime with the main structural trend to the NW. Accommodating trans-tensional shears to the compression are oriented orthogonally and produce NE-SW trending structures (INGMMET, 1982). Both NW and NE structures are reported to control epigenetic mineralization in the host limestone and are suggested as a guide for future exploration to find economically significant mineralization (Beate and Loayza, 1999).

The quartz-diorite source of the Tertiary volcanics may have been emplaced along the NE-SW trans-tensional shears and/or the intersections of the shears and compressional structures. These intrusions may have provided the magmatic-hydrotherrnal source for some of the Zn-Pb-Ag mineralization in the region.

404000
408000
412000
416000
8408000
8404000
8400000
8396000
8392000
8388000
KEY
Q
Wuakakuy Property
Qp-gl
Qh-al
Np-az
Nm-pl
Ps-m
Ps-c
Ki-hu
Ki-cha
Np-pic
Kilometers
Technical Report
WUAKAKUY PROJECT
Regional Geology
Geology by: S. Park
Drawn by: A. Abello
Revised:
Approved:
Date: Feb 2008
Scale: 1: 100,000
Figure 3

Property Geology
The Project is underlain primarily by the Copacabana Formation -massive micritic limestone, feldspathic sandstone and red to purple siltstone. The limestone and sandstone of this unit host the stratabound polymetallic mineralization in the neighboring Mina Cecilia.

Overlying the Copacabana, and in fault contact locally, are the basal units of the Mitu Group consisting of quartzite and coarse polymictic conglomerate. A prominent normal fault crosses the Wuakakuy concession juxtaposing the carbonate units of the Copacabana against sandstone and quartzite of the Mitu Group.

Bedding of the sedimentary units dips 20 -30° N and strikes WNW to E-W following a regional trend.

Deposit Types

The mineralization found on the Project is stratabound, or manto replacernent, Ag-Zn-Pb. Observed characteristics of this mineralization include high Ag values from argentiferous galena, local epigenetic veins and spatial association with intrusive rocks. Manto replacement and vein type deposits are mainly distally intrusion related, emplaced at high temperatures that range from 230°C to 370°C, are often limestone hosted, are often structurally controlled, and contain mineralization of Ag-Pb-Zn and in some cases contain gold. The spatial relationship of intrusive bodies and mantos along with paleotemperature is held as evidence for a magmatic-hydrothermal origin.

Manto-associated intrusive rocks include granite, quartz monzonite, and intermediate to felsic hypabyssal lithologies. Volcanic rocks associated with the intrusives may overly the limestone locally.

Alteration of limestone wall rocks íncludes dolomitization and silicificatíon. Alteration of argillite wall rocks or igneous rocks ineludes argillic, alteration and chloritization. Gangue minerals include quartz, barite, and gypsum.

Oxide and supergene effects in these deposits develop cassiterite, cerussite, smithsonite, Fe-oxides, Mn-oxides, and Cu and Fe carbonates. Silver mantos may be enriched at the interface between primary and secondary mineralization.

Exploration

Regional comprehensive geological and structural studies were carried out by the Geological Survey Mission -BGS (1993), and by the Instituto Geologico -Minero Metallurgico (INGEMMET) through 1972 to 1996. Beate and Loayza (1999) note that many mines and prospects in the area have been subject to geological and economic reports by the Banco Minero del Peru and other government agencies in the 1950' to the 1980's.

Minera Altiplano conducted a district-wide exploration program that included the Property. A report from an Altiplano geologist describes zones of prospective mineralization found on the Property that Altiplano sampled along a series of tractor cuts in the side of a hill in the Bonanza Cuerpo zone; sample results from that work are not available.

In 2008, as part of a NI43-101 report on the property, twelve samples were submitted for analysis by Camino Ventures.   Twelve rock chip samples were taken from outcrop by the author of the report on the Wuakakuy concession. Five samples were taken from gossan outcrop in the Bonanza Cuerpo to test surface values in this zone at spacing varying from 50 -100 meters. The samples were taken across a square panel of outcrop measuring 3 x 3 meters, perpendicular to apparent bedding, ie., on near-vertical faces of outcrop.  Sample WK1106 was from a selection of the most intense gossan-barite-Mn oxide alteration found in a 10 meter area of outcrop. Sample WK-09 was from a sandstone breccia outcrop with abundant limonite (goethite) and little gossan that may mark the eastward extension of the Bonanza Cuerpo.

Samples were also collected from gossan structure outcrops in the NE Manto zone and from the mineralized fault breccia to the east of the access road across the creek from the NE Manto. These samples were also taken as panel samples, usually 3 x 3 meters, in a plane perpendicular to bedding or fault structure

The primary exploration target on the Project is the Bonanza Cuerpo, a zone measuring 100 x 250 meters defined by abundant gossan outcrop. A sandstone breccia outcrop further east along strike with anomalous Ag-Pb-Zn rock chip values suggests that this zone may extend more than 400m in strike length and is open on either end. Thickness of the Bonanza Cuerpo is estimated at 75 meters.

The surface expression of the Bonanza Cuerpo gossan suggests that it is a concordant body within the surrounding host carbonates of the Copacabanca Group dipping 25° N and striking N700W. Samples from the gossan taken by the author gave highly anomalous values of Pb-Zn (0.15 -0.99% Pb; 0.12 -2.4% Zn) with locally anomalous Ag (maximum of 7.8 oz/t Ag). These values from gossan are highly prospective indicators for a massive sulfide body at depth.

In the Mina Cecilia, adjacent to the Property, galena and sphalerite mineralization occurs in irregular veinlets and as sulfide handing in limestone and calcareous sandstone, also of the Copacabana Group.

The Bonanza Cuerpo lies 700 meters north of one of the main access tunnels of the Mina Cecilia and appears to occupy the same stratigraphic horizon as the mineralization of the Mina Cecilia.

The second target is a smaller manto exposed 1,300 meters NE of the Bonaza Cuerpo in calcareous sandstone of the Mitu Group, here called the NE Manto. Full width of the manto is not exposed in trench cuts. A channel chip sample was taken across 1 m of exposed manto that returned 5 oz/t Ag, 1.3% Pb, 1.9% Zn. A sample from a gossan outcrop 200m north of this trench cut exposure ran 0.3 oz/t Ag, 4.8%Zn and no Pb.

Across the valley to the east of the NE Manto is a mineralized fault breccia on the contact between the Copacabana limestone and conglomerate of the Mitu Group, The breccia structures is 2 -5 meters in width and runs over 400 meters in strike length, trending NI5°E. Two chip samples from this breccia returned anomalous values of Ag-Pb-Zn; high values were 4.5 oz/t Ag, 0.30%Pb, and 0.27% Zn.

No mineral production has been reported from the Property, The Property has not been drill tested.  No mineral resource estimate can be made for the property due to insufficient sampling data.

Substantial additional exploration is required in order to determine the extent, if any, of economically viable reserves.   At present, the Company will be required to raise additional funds in order to complete this exploration, for which there is no assurance it will be able to do so.

Linderos Claims, Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru

Claims

On June 27, 2011, Portage Minerals Peru S.A. (“Portage Minerals”) entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 4 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam Resources Inc. (“Nilam”). As consideration for the acquisition of the mining concession, the Company issued a total of 100,000,000 common shares of the Company to Nilam.

On July 4, 2011, Portage Minerals entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 5 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam. As consideration for the acquisition of the mining concession, the Company issued a total of 80,000,000 common shares of the Company to Nilam.

Name:           Linderos 4
Code:           01-0414408
Size:            500 ha

Name:           Linderos 5
Code:           01-0414508
Size:             300 ha

Exploration

No mineral production has been reported from the Property, The Property has not been drill tested.  No mineral resource estimate can be made for the property due to insufficient sampling data.   Substantial additional exploration is required in order to determine the extent, if any, of economically viable reserves.   At present, the Company will be required to raise additional funds in order to complete this exploration, and complete required payments, for which there is no assurance it will be able to do so.

Cordillera Negra Claims, , Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru

Claims

On July 22, 2011, Portage Peru entered into agreements to acquire certain mineral concessions known as Cordillera Negra located approximately 13 kms from the great Antamina Mine, consisting of two properties with a total of 1,200 hectares.  The agreement between the parties calls for a payment of $10,000 by September 15, 2011, with total additional payments of US$1,535,000 over the next 42 months.  Following the initial payment, the Company will pay $35,000 to obtain a 43-101 geological report within five months of receiving the public deed, and thereafter, if the report is determined to be favorable, the Company will remit payments as follows:  US$ 250,000 after thirty (30) months of receipt of the public deed; US$ 250,000 after thirty six (36) month of receipt of the public deed; US$ 1,000,000 after forty two (42) month of receipt of the public deed.

Name:           Cordillera Negra EC
Claim:            01-02499-03
Size:              1,000 ha

Name:           Cordillera Negra 2 EC
Claim:            01-02952-03
Size:               200 ha

Location and Access

Located in the district of San Marcos, Ancash Region, approximately 200 kilometers from the city of Huaraz, at an average altitude of 4,300 meters above sea level.

Exploration

No mineral production has been reported from the Property, The Property has not been drill tested.  No mineral resource estimate can be made for the property due to insufficient sampling data.   Substantial additional exploration is required in order to determine the extent, if any, of economically viable reserves.   At present, the Company will be required to raise additional funds in order to complete this exploration, and complete required payments, for which there is no assurance it will be able to do so.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company's common stock is presently quoted on the OTCQB under the symbol "POTG".

Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended May 31, 2011 and May 31, 2010.

Year 2011	High	Low
4th Quarter ended May 31, 2011(1)	0.15	0.02
3rd Quarter ended February 28, 2011	0.10	0.02
2nd Quarter ended November 30, 2010	0.01	0.01
1st Quarter ended August 31, 2010	0.01	0.01

Year 2010	High	Low
4th Quarter ended May 31, 2010	0.11	0.01
3rd Quarter ended February 28, 2010	0.01	0.01
2nd Quarter ended November 30, 2009	0.01	0.01
1st Quarter ended August 31, 2009	0.01	0.01
(1) After giving effect to a 10 for 1 forward split.

The information as provided above for the fiscal years ended 2011 and 2010 was provided by OTC Markets. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of August 16, 2011, there were 5 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividend Policy

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	N/A	N/A	N/A
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

As of May 31, 2011, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

Except as identified below, there were no other unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. There were no underwriting discounts or commissions paid in connection with the sale of the identified securities.

On June 13, 2011, the Company entered into a private placement with one investor for the amount of $50,000 at $0.10 per common share, for 500,000 shares of common stock.   The 500,000 shares have not been issued as of the date of this filing but are required to be issued.

The shares above will be issued under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c). The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale: a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended May 31, 2011, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.      SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited  financial statements and the related notes that appear elsewhere in this Annual Report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

We are a pre-exploration stage company engaged in the acquisition of mineral properties.

Results of Operations

Our revenues since inception on July 20, 2006 to date have been $nil.   For the fiscal year ended May 31, 2011, our loss from operations as compared to the fiscal year ended May 31, 2010 did not change substantially from ($21,591) for the fiscal year ended May 31, 2011 and ($25,264) for the fiscal year ended May 31, 2010.

The minimal decrease was due to a reduction in general and administrative expenses from $16,369 (2010) to $14,206 (2011) and a reduction in professional fees from $8,895 (2010) to $6,099 (2011) offset by a charge for legal fees of $1,286 (2011) as compared to $0 legal fees (2010).

We have suffered recurring losses from operations. The continuation of our Company is dependent upon our Company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised capital through loan transactions in the past, and presently believe we will be able to do so in the future, as well as to be able to raise capital by way of equity financings now that the Company is actively undertaking operations on its recently acquired properties although we can offer no assurance of this outcome as no specific arrangements are in place.

Liquidity & Capital Resources

As a pre-exploration stage Company, we have had no revenues for the period from July 20, 2006 (date of inception), through May 31, 2011.  We expect to incur substantial costs while we commence exploration work on our properties, in addition to meeting our ongoing corporate obligations and debt servicing.  As of May 31, 2011, we have no cash ($832 – 2010), which means we have insufficient to meet our current liabilities which total $136,901 at May 31, 2011 ($120,042 – 2010).  Further, we have no capital with which to continue operations or to meet commitments for our properties that will be required during the upcoming twelve months.

Accordingly, we will require additional funds to implement our exploration and development programs on our properties, and to meet our other pending obligations, including general and administrative costs and contractual property payments. Management believes that it will require a minimum of $1,200,000 during the next twelve months to meet its planned commitments.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable in the forthcoming fiscal year and beyond. We need to raise additional funds in the near future in order to proceed with our exploration program.

For the  fiscal year ending May 31, 2012 we anticipate that based on meeting our known obligations for general operations, required property payments and for planned exploration activities, we will be required to raise the following funds:

Amount
General operating costs	$100,000
Payment of existing liabilities	140,000
Professional Fees	150,000
Consulting Fees	200,000
Property Acquisition Costs - Airon	24,000
Property Acquisition Costs - Cordillera Negra	45,000
Estimated Exploration Costs	500,000
Total	$1,159,000

If we are to acquire additional properties, or undertake additional operational activities, we would be required to raise additional capital.  We cannot at this time say how much additional capital may be required. Should we be required to raise additional capital, there can be no assurance that we will be successful in raising the capital required to fund our planned expenditures or other additional activities.

We cannot accurately state at this time whether we will be required to purchase any plant or equipment or have any significant changes in the number of employees, as at this time these requirements would ensue from positive outcomes of the exploration programs on our two mineral properties.  We however do not anticipate making any such purchases or hiring any employees until such time as it has undertaken the required exploration programs and results indicate the need to do so.

We expect to continue to incur losses for the foreseeable future and there can be no assurance that we will achieve or maintain revenues or profitability, or establish or sustain future growth.

Trend Information

We are an exploration stage company with an objective of acquiring, exploring, and if warranted and feasible in the future, developing natural resource properties.  Our primary focus in the natural resource sector is gold and silver.

To take a resource property that hosts a viable ore deposit into mining production, takes a considerable amount of time and money, and the subsequent return on investment for our stockholders would likely be long-term.  We would consider, if beneficial to do so and viable under then existing agreements, selling any ore bodies that may be proven to be of merit to a major mining company.  Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies.  Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine.  By selling a deposit found by us and/or our partners to these major mining companies, it would provide an immediate return to our stockholders without the long time frame and cost of putting a mine into operation ourselves, and would also provide capital for us to continue operations.

The search for valuable natural resources as a business is extremely risky.  We can provide investors with no assurance that the properties in Peru, contain commercially exploitable reserves.  Exploration for natural reserves is a speculative venture involving substantial risk.  Few properties that are explored develop into producing commercially feasible reserves.  Problems such as unusual or unexpected formations, and other conditions, are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Our annual operating results are likely to fluctuate significantly in the future as a result of numerous factors, including and not limited to: (i) the availability of adequate financing; (ii) our ability to develop an organization infrastructure and effective management systems; (iii) the success of our exploration and development programs; (iv) the adoption of new disclosure and/or corporate governance requirements associated with the maintenance of our status as a publicly reporting issuer; (v) potential lawsuits involving our exploration activities or other matters; and (vi) fluctuations in commodity prices.

We do not believe that inflation has had a material effect on our business at this time.

Going Concern

In their audit report relating to our financial statements for the period ended May 31, 2011 and 2010, our independent accountants indicated that there is substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of working capital for operations and to service our debt.  These factors continue to exist and raise doubt about our status as a going concern.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or by way of debt.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors or unrelated parties to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of the date of this filing.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin on page F-1 of this Annual Report on Form 10-K.

PORTAGE RESOURCES INC.
FINANCIAL STATEMENTS
(AUDITED)
FOR THE FISCAL YEARS ENDED MAY 31, 2011 AND 2010
AND FOR THE PERIOD FROM JULY 20, 2006 (INCEPTION) TO MAY 31, 2011

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of Portage Resources Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Portage Resources Inc. (A Pre-Exploration Stage Company) (The Company) as of May 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended May 31, 2011, and for the period from July 20, 2006 (date of inception) to May 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portage Resources Inc. (a Pre-Exploration Stage Company) as of May 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2011, and the period from July 20, 2006 (date of inception) to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates CPA’s, Inc.”
Murray, Utah
September 9, 2011

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	May 31, 2011	May 31, 2010
ASSETS

CURRENT ASSETS
Cash	$-	$832
Total Current Assets	-	832

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$28,537	$24,059
Advances from related parties	-	95,983
Advance payable	108,364	-
Total Current Liabilities	136,901	120,042

STOCKHOLDERS’ DEFICIENCY
Common stock: 5,000,000,000 shares authorized, at $0.001 par value
4,072,000,000 shares issued and outstanding as at May 31, 2011 and 2010	4,072,000	4,072,000
Additional Paid-in Capital	(4,042,050)	(4,045,950)
Deficit accumulated during the pre-exploration stage	(166,851)	(145,260)
Total Stockholders' Deficiency	(136,901)	(119,210)
Total Liabilities and Stockholders’ Deficiency	$-	$832

The accompanying notes are an integral part of these financial statements

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
For fiscal years ended May 31, 2011 and 2010
 and for the period from July 20, 2006 (date of the inception) to May 31, 2011

			July 20, 2006
	May 31		(date of inception)
	2011	2010	To May 31, 2011

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Exploration expenses	-	-	6,512
General and administrative fees	14,206	16,369	108,758
Impairment of mineral claim acquisition	-	-	5,000
Professional fees	6,099	8,895	38,795
Legal fees	1,286	-	7,786

NET LOSS	$(21,591)	$(25,264)	$(166,851)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	4,072,000,000	4,072,000,000

The accompanying notes to financial statements are an integral part of these statements.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Period from July 20, 2006 (date of the inception) to May 31, 2011

			Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Difference	Total
Balance July 20, 2006

Issuance of common shares for cash, February	2,500,000,000	2,500,000	(2,498,800)	-	1,200

Issuance of common shares for cash, May	1,572,000,000	1,572,000	(1,552,350)	-	19,650

Net loss for the period July 20, 2006 (date of Inception to May 31, 2007)	-	-	-	(24,806)	(24,806)

Balance as at May 31, 2007	4,072,000,000	4,072,000	(4,051,150)	(24,806)	(3,956)

Net loss for the year ended May 31, 2008	-	-	-	(64,586)	(64,586)

Balance as at May 31, 2008	4,072,000,000	4,072,000	(4,051,150)	(89,392)	(68,542)

Net loss for the year ended May 31, 2009	-	-	-	(30,604)	(30,604)

Balance as at May 31, 2009	4,072,000,000	4,072,000	(4,051,150)	(119,996)	(99,146)

Contributed capital - expenses	-	-	5,200	-	5,200

Net loss for the year ended May 31, 2010	-	-	-	(25,264)	(25,264)

Balance as at May 31, 2010	4,072,000,000	4,072,000	(4,045,950)	(145,260)	(119,210)

Contributed capital - expenses	-	-	3,900	-	3,900

Net loss for the year ended May 31, 2011	-	-	-	(21,591)	(21,591)

Balance as at May 31, 2011	4,072,000,000	4,072,000	(4,042,050)	(166,851)	(136,901)

The accompanying notes are an integral part of these financial statements

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended May 31, 2011 and 2010
and for the period from July 20, 2006 (date of the inception) to May 31, 2011

			Period From
			July 20, 2006
			(Inception)
	May 31,		To May 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,591)	$(25,264)	$(166,851)
Adjustment to reconcile net loss to net cash provided by operating activities:
Capital contributions – expenses paid by related parties	3,900	5,200	9,100
Changes in operating assets and liabilities:
Changes in Accounts payable	4,478	4,886	28,537
Net cash used in operations	(13,213)	(15,178)	(129,214)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from advances from related party	12,381	9,885	108,364
Proceeds from issuance of common stock	-	-	20,850
Cash Flows Provided By Financing Activities	12,381	9,885	129,214

Net (Decrease) In Cash	(832)	(5,293)	-

Cash at Beginning of Period	832	6,125	-
CASH AT END OF PERIOD	$-	$832	$-

The accompanying notes are an integral part of these financial statements.

 PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011

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

                Basic and Diluted Net Income (loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same.

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

On May 31, 2011 the Company had a net operating loss carry forward of $166,851 for income tax purposes.  The tax benefit of approximately $50,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2026.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carryforwards to offset taxable income when an ownership change occurs. Due to the May 30, 2011 sale of stock from Messrs. Caron and James to Mr. Belfiore, some of the NOL's will be limited.

Foreign Currency Translations

Parts of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets

Mineral Property Acquisition Costs

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

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           ACQUISITION OF MINERAL CLAIM

In late 2006, the Company had the ROK 1-20 claims staked and ownership put into its own name. In December 2009, the Company allowed its mineral claims to lapse without any work being performed on them.   The Company has no further rights to the minerals on the claims nor does it have any liabilities attached thereto.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor have there been any reserves established and we cannot currently project any future cash flows.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the fiscal year ended May 31, 2011, a Director of the Company made advances of $12,381 to the Company for operations, and paid expenses on behalf of the Company of $3,900 ($5,200 in 2009).  These advances are non-interest bearing and payable on demand.  On May 30, 2011 the Director resigned from the Board of Directors of the Company, and as at May 31, 2011 the entire amount advanced by this former Director, totaling $108,364, has been reclassified as advances payable.

On May 30, 2011, Paul Luna Belfiore (“Mr. Belfiore”) acquired control of four hundred eighty million (480,000,000) shares of the Company’s issued and outstanding common stock, representing approximately 75.33% of the Company’s total issued and outstanding common stock, from Martine Caron (“Mr. Caron”), and Russell L. James (“Mr. James”) in accordance with stock purchase agreements between Mr. Belfiore and Messrs. Caron and James, respectively, (the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, Mr. Belfiore paid an aggregate purchase price of twenty thousand dollars ($20,000) to Messrs. Caron and James in exchange for the shares.

The Company’s sole officer and director, Mr. Paul Luna Belfiore, as of May 31, 2011 has acquired 75.33% of the common stock issued.

5.           COMMON STOCK

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

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011

5.           COMMON STOCK - Continued

On February 4, 2011, the Board of Directors approved a ten for one (10:1) forward split of the issued and authorized shares of the Company.  The Record Date of the Forward Split was February 27, 2011 for shareholders of record to receive the forward split shares. Also, the Company’s authorized common stock increased from 500,000,000 shares of common stock with a par value of $0.001 to 5,000,000,000 shares of common stock with a par value of $0.001.

On May 30, 2011, Paul Luna Belfiore (“Mr. Belfiore”) acquired control of four hundred eighty million (480,000,000) shares of the Company’s issued and outstanding common stock, representing approximately 75.33% of the Company’s total issued and outstanding common stock, from Martine Caron (“Mr. Caron”), and Russell L. James (“Mr. James”) in accordance with stock purchase agreements between Mr. Belfiore and Messrs. Caron and James, respectively, (the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, Mr. Belfiore paid an aggregate purchase price of twenty thousand dollars ($20,000) to Messrs. Caron and James in exchange for the shares

On July 27, 2011, the Board of Directors unanimously approved a dividend whereby the shareholders of the Company will receive a dividend payable as a ten for one (10:1) forward split of the issued and outstanding shares of Common Stock of the Company pursuant to Section 78.215 of the Nevada Revised Statutes. Pursuant to NRS 78.215 and consistent with the Company’s Articles of Incorporation there is no shareholder approval required for this action. On the Effective Date, as determined by FINRA, nine (9) additional shares for each one (1) share held will be paid to shareholders of record.  The Effective date for payment of the dividend is subject to FINRA approval and the Company will announce the effective date when such approval is received.  Further, as part of this approved action of the Board of Directors, the Company’s Executive Officer, Mr. Paul Luna Belfiore agreed to return a total of 230,000,000 restricted shares to treasury for cancellation prior to the Effective Date. As this share cancellation was closely related to the forward stock split, it has been given retroactive treatment in these financial statements.

The effect of the stock splits have been recognized retroactively in the stockholders’ equity accounts as of July 20, 2006, the date of inception, and in all shares and per share data in the financial statements.

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

7.           SUBSEQUENT EVENTS

On June 13, 2011, the Company completed a Regulation S private placement in the amount of $50,000 by way of the sale of 5,000,000 shares.

 On June 22, 2011 the Company incorporated two subsidiaries to undertake mineral acquisition and exploration activities in Peru known as Portage Resources Peru S.A and Portage Minerals Peru Sociedad Anonima.  Under Peruvian regulation each incorporation must have one Peruvian shareholder to be validly incorporated, therefore the Company has incorporated each entity with 999 shares held on behalf of the Company and 1 share being held in trust for the Company by a Peruvian resident.   The Company considers these two entities to be wholly owned subsidiaries.

PORTAGE RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011

7.           SUBSEQUENT EVENTS - Continued

On June 25, 2011, Portage Resources Peru S.A. (“Portage Peru”) entered into an assignment agreement with Airon Peru S.A.C. (“Airon”) whereby Airon assigned all rights and interest in a joint venture (the “Joint Venture”) to exploration the mining concession Wuakakuy to Portage Peru. Under the terms of the assignment agreement Portage Peru agreed to explore the concession pursuant to the terms of the Joint Venture. The Company has agreed to spend a minimum of $150,000 on drilling and /or exploration costs and to drill a minimum of 1000 meters within the 18 months from the date of the agreement. Should the Company fail to meet its obligations under the agreement then the property will revert back to Airon. In consideration for the assignment, Portage Resources Inc. (the “Company”) issued a total of 200,000,000 shares of the Company’s common stock to Airon, and Airon  was to receive a retainer of $2,000 per month for consulting services commencing June 25, 2011.  The retainer payment was verbally agreed between the Company and Arion to be extended until such time as the Company has raised sufficient funding to pay the payments required.

On June 27, 2011, Portage Minerals Peru S.A. (“Portage Minerals”) entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 4 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam Resources Inc. (“Nilam”). As consideration for the acquisition of the mining concession, the Company issued a total of 100,000,000 common shares of the Company to Nilam.

On July 4, 2011, Portage Minerals entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 5 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam. As consideration for the acquisition of the mining concession, the Company issued a total of 80,000,000 common shares of the Company to Nilam.

On July 22, 2011, Portage Peru entered into agreements to acquire certain mineral concessions known as A.Cordillera Negra located approximately 13 kms from the great Antamina Mine.  Portage Minerals entered into a purchase agreement with Claver Albert Huerta Morales to acquire the concessions, consisting of two properties with a total of 1,200 hectares.  The CORDILLERA NEGRA EC property is 1,000 hectares, and the adjacent CORDILLERA NEGRA 2 EC property is 200 hectares. The agreement between the parties calls for a payment of $10,000 by September 15, 2011, with total additional  payments of US$1,535,000 over the next 42 months.   Following the initial payment, the Company will pay $35,000 to obtain a 43-101 geological report within five months of receiving the public deed, and thereafter, if the report is determined to be favorable, the Company will remit payments as follows:

• US$ 250,000 after thirty (30) months of receipt of the public deed.
• US$ 250,000 after thirty six (36) month of receipt of the public deed.
• US$ 1,000,000 after forty two (42) month of receipt of the public deed.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended May 31, 2011 and 2010, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of May 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of May 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of May 31, 2011:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management; Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides one staff member.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

2)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

3)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

4)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of May 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended May 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position	Appointment
Paul Belfiore	51	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	May 30, 2011
Oscar Tinoco	55	Vice President Operations and Director	June 15, 2011
Elias Garate	62	Vice President Exploration and Director	June 20, 2011

Mr. Paul Belfiore, President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Director

Mr. Belfiore is a metallurgical engineer with over 20 years of experience in the mining industry. He has been the director of Alto Petroleo (“Alto”) in Canada since October 2007. As Director, Mr. Belfiore has been in charge of the major agreements and projects for Alto. During the first half of his career, Mr. Belfiore worked in several roles including production contracting and negotiating in various countries in South America with a focus on precious metals. Mr. Belfiore has been a General Manager of Cotomaran Energy, a Peruvian company which is conducting a 500 MW hydroelectric feasibility project on rivers in Peru, since August 2004. From June 2005 to December 2007, Mr. Belfiore was the general manager of Ironman Mining in Peru, where he was in charge of contract negotiations and major drilling programs. From March 2003 until April 2008, Mr. Belfiore was General Manager of Goldmarca in Peru, participating in the Condor project drilling program where Goldmarca drilled one of the best intercepts in gold history with 50 Mts. of 18yrs. In 1996, Mr. Belfiore was promoted to Executive Director of El Misti Gold working in the acquisitions area, where he was responsible of the Sinchao project (USD$12 Billion in metal content) amalgamation and Santa Rosa project. Mr. Belfiore then worked for Brazilian Goldfields as Vice-president of Corporate development and was responsible for identifying, evaluating, and negotiating primarily in the Belem gold belt, Brazil. As an executive officer and director, Mr. Belfiore brings a wealth of management and leadership experience to Portage Resources Inc. and will lead the Company to acquire exploratory geological operations and mineral assessment. Mr. Belfiore is fluent in English and Spanish.

Mr. Oscar Tinoco, Vice President Operations and Director

Mr. Oscar Tinoco is a Metallurgical Engineer and has over 35 years of experience in the mining industry throughout Peru and Colombia. Mr. Tinoco has been a consultant for companies such as Vena resources, FLSmidth (Colombia) Corp and San Manuel (Peru).  He has extensive experience throughout South America in drilling exploration programs. These projects include Goldmarca, Vena Resources and drilling companies such as Anderson drilling (Australia) consulting. Mr. Tinoco has participated in all aspects of numerous Metallurgical construction plants.

Mr. Elias Garate, Vice President Exploration and Director

Mr. Garate is a Geologist who has led exploration teams for El Misti Gold, Minas de Cobre Chapi, Sucahualla, Mineral Colibri and whose efforts assisted in the development of over 4 producing mines in Peru. He has experience in both underground and open pit mining. He has held executive positions with Andean American, Goldmarca and Minera Colibri.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics during the fiscal year ended May 31, 2012.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.  The Company does not currently have a nominating committee.

Audit Committee

At this time, the Company is not required to have an audit committee. Further, since there are not sufficient independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending May 31, 2011, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Paul Belfiore	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	1	-	-

ITEM 11.     EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended May 31, 2011 and 2010 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended May 31, 2011; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended May 31, 2011;

(Collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended May 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martine Caron Chief Executive Officer and President	2011	0	0	0	0	0	0	0	0
	2010	8,000	0	0	0	0	0	0	8,000
Russell James Chief Financial Officer, Secretary, Treasurer	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above. The Company does not have any stock option plans.

Employment Agreements

As of the fiscal year ended May 31, 2011 we have not entered into employment agreements with our Directors and Officers.

Compensation of Directors

During the most recent fiscal year, no directors were provided any compensation in their roles as directors of the Company.

The Company has made no arrangements for the cash remuneration of its directors except as noted above, and to the extent that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.

Compensation Committee

We do not currently have a compensation committee. The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer. For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of August 16, 2011, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Common	Paul Luna Belfiore, Av Benavides 441, Apto 101B Miraflores, Lima 18, Peru	250,000,000 common shares held directly	56.15%
Common		250,000,000 Common shares, issued and exercisable
(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of August 16, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 445,200,000 shares of common stock outstanding as of August 16, 2011.

Security Ownership of Management

The following table shows, as of August 16, 2011, of the Company’s Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent of Class (1)
Common	Paul Luna Belfiore, President, Secretary, Treasurer , Chief Executive Officer, Chief Financial Officer and director	250,000,000 shares held directly	56.15%
Common	Oscar Tinoco, Vice President of Operations and Director	0 common shares	0%
Common	Elias Garate, Vice President of Exploration and Director	0 common shares	0%
Common	All Officers and Directors as a group	250,000,000 common shares, issued and exercisable	56.15%
(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of August 16, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 445,200,000 shares of common stock outstanding as of August 16, 2011.

Changes in Control

On May 30, 2011, Paul Luna Belfiore (“Mr. Belfiore”) acquired control of four hundred eighty million (480,000,000) shares of the Company’s issued and outstanding common stock, representing approximately 75.33% of the Company’s total issued and outstanding common stock, from Martine Caron (“Mr. Caron”), and Russell L. James (“Mr. James”) in accordance with stock purchase agreements between Mr. Belfiore and Messrs. Caron and James, respectively, (the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, Mr. Belfiore paid an aggregate purchase price of twenty thousand dollars ($20,000) to Messrs. Caron and James in exchange for the shares.

As part of the acquisition the following changes to the Company's directors and officers occurred:

•
As of May 30, 2011, Mr. Caron resigned as the Company’s President, Chief Executive Officer, and Director, and Mr. James resigned as the Company’s Chief Financial Officer, Secretary, Treasurer and Director.

•
As of May 30, 2011, Mr. Belfiore was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

Other than as disclosed above, there are no existing arrangements that may result in a change in control of our Company.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the fiscal year ended May 31, 2011, a director of the Company made advances of $12,381 to the Company for operations.

On May 30, 2011, Paul Luna Belfiore acquired 75.33% of the then issued and outstanding common shares of the Company, effecting a change in control.

Review, Approval or Ratification of Transactions with Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promotes and Certain Control Persons

None

Parents

There are no parents of the Company.

Director Independence

As of the date of this Annual Report, we do not have any independent directors.  In order that the Board can function independently of management, it will seek to appoint a majority of independent directors to the Board.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended June 30, 2011 and June 30, 2010 Madsen & Associates, CPA’s Inc. incurred fees of $6,350 and $4,250 respectively for annual financial statements and review of financial statements included in the Company’s Form 10-Q’s.

Audit Related Fees

Madsen & Associates, CPA’s Inc. did not bill any additional fees for the fiscal years ended June 30, 2011 and June 30, 2010 for assurance and related services not reported above under audit fees.

Tax Fees

We did not pay any fees to Madsen & Associates, CPA’s Inc.  for tax compliance, tax advice, tax planning or other work during our fiscal years ended June 30, 2011 and June 30, 2010.

All Other Fees

There were no other services provided by Madsen & Associates, CPA’s Inc. billed to the Company during the fiscal years ended June 30, 2011 and June 30, 2010.

Pre-Approval Policies and Procedures

The Company does not currently and has not historically had an audit committee therefore, management of the Company reviews and pre-approves all services to be provided by Madsen & Associates, CPA’s Inc. and the estimated fees related to these services.

Audit Hours Incurred

There were no hours expended by persons other than the principal accountant’s full-time, permanent employees on the    principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year ended June 30, 2011.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document	Page No.
Report of Madsen & Associates, CPA’s Inc.
Balance Sheets as at May 31, 2011 and May 31, 2010
Statement of Operations for the years ended May 31, 2011 and 2010 and for the period from July 20, 2006 (date of inception to May 31, 2011
Statement of Changes in Shareholders’ Equity for the period from July 20, 2006 (date of inception) to May 31, 2011
Statement of Cash Flows for the years ended May 31, 2011 and 2010 and for the period from July 20, 2006 (date of inception to May 31, 2011
Notes to Financial Statements

(a) (2) Financial Statement Schedules

None.

(a) (3) Exhibits

There are no management contracts or compensatory plans or arrangements to be disclosed and required to be filed as an exhibit to this form pursuant to Item 15(b) below.

(b)  Exhibits:

Number	Exhibit	Reference
3.1	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form SB-2 filed on July 16, 2007.
3.1(i)	Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on May 1, 2008	Incorporated by reference to our Definitive 14C filed with the Securities and Exchange Commission on May 2, 2008.
3.1(ii)	Certificate of Change to Articles of Incorporation as filed with the Nevada Secretary of State on February 24, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 30, 2011.
3.2	Bylaws	Incorporated by reference to our Registration Statement on Form SB-2 filed on July 16, 2007.
10.1	Assignment Agreement between Airon Peru S.A.C. and Portage Resources Peru S.A. dated June 25, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.
10.2	Translated Joint Venture Agreement underlying the Assignment Agreement between the Company and Airon.	Filed herewith
10.3	Sales and Purchase Agreement Linderos #4 between Nilam Resources Inc. and Portage Minerals Peru S.A. dated June 27, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.
10.4	Sales and Purchase Agreement Linderos #5 between Nilam Resources Inc. and Portage Minerals Peru S.A. dated July 4, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.

10.5	Acquisition Agreement between the Company and Claver Albert Huerta Morales for certain mineral concessions known as Cordillera Negra	Filed herewith
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(c)  There are no financial statement schedules to this form, required to be filed including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTAGE RESOURCES INC.

Date:	September 13, 2011	By:	/s/ Paul Belfiore
		Name:	Paul Belfiore
		Title:	President, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 13, 2011	By:	/s/ Paul Belfiore
		Name:	Paul Belfiore
		Title:	President, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Date:	September 13, 2011	By:	/s/ Oscar Tinoco
		Name:	Oscar Tinoco
		Title:	Director

Date:	September 13, 2011	By:	/s/ Elias Garate
		Name:	Elias Garate
		Title:	Director