Form 10-Q
period 2011-08-31
Portage Resources Inc.
filed 2011-10-24
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

011-511-733-5100
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

4,457,000,000 shares of common stock issued and outstanding as of October 24, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

PORTAGE RESOURCES INC.

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Page
Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 to F-10

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31, 2011 (Unaudited)	May 31, 2011 Audited
ASSETS

CURRENT ASSETS
Cash	$702	$-
Total current assets	702	-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$51,471	$28,537
Advances payable	108,404	108,364
Total Current Liabilities	159,875	136,901

STOCKHOLDERS’ DEFICIENCY
Common stock: 5,000,000,000 shares authorized, at $0.001 par value 4,452,000,000 shares issued and outstanding at August 31, 2011 and 4,072,000,000 shares issued and outstanding at May 31, 2011.	4,452,000	4,072,000
Capital in excess of par value	19,945,950	(4,042,050)
Common Stock to be issued	41,274	-
Deficit accumulated during the pre-exploration stage	(24,598,397)	(166,851)
Total Stockholders' Deficiency	(159,173)	(136,901)
Total Liabilities and Stockholders’ Deficiency	$702	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three months ended August 31, 2011 and 2010
 and for the period from July 20, 2006 (date of the inception) to August 31, 2011

	Three Months ended August 31,		Period from July 20, 2006 (Inception) to
	2011	2010	August 31, 2011

REVENUES	$-	$-	$-

EXPENSES:
Exploration expenses	-	-	6,512
General and administrative fees	43,895	5,518	152,653
Impairment of mineral claims	24,378,000	-	24,383,000
Professional fees	7,151	1,650	45,946
Legal fees	2,500	-	10,286
	24,431,546	7,168	24,598,397

NET LOSS	$(24,431,546)	$(7,168)	$(24,598,397)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	4,338,739,130	4,072,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
For the three months ended August 31, 2011 and 2010
and for the period from July 20, 2006 (date of the inception) to August 31, 2011

			Period From
			July 20, 2006
	Three Months Ended		(Inception) to
	August 31,		August 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,431,546)	$(7,168)	$(24,598,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Capital contributions – expenses paid by related parties	-	3,900	9,100
Impairment of mineral claim acquisitions	24,378,000	-	24,383,000
Changes in Accounts payable	22,934	(1,099)	51,471
Net cash used in operations	(30,612)	(4,367)	(154,826)

CASH FLOWS FORM INVESTING ACTITIVIES:
Purchase the mineral property claims	(10,000)	-	(15,000)
Net cash used in investing activities	(10,000)	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	40	4,111	108,404
Proceeds from issuance of common stock	-	-	20,850
Investor deposits	41,274	-	41,274
Cash Flows Provided By Financing Activities	41,314	4,111	170,528

Net (Decrease) In Cash	702	(256)	702

Cash at Beginning of Period	-	832	-
CASH AT END OF PERIOD	$702	$576	$702

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Shares issued to acquire mineral concessions	$24,368,000	$-	$24,368,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

 PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Unaudited)

1.           ORGANIZATION

Portage Resources Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2006 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  The Company has not reached the exploration stage and is considered to be in the pre-exploration stage.

On June 22, 2011, the Company incorporated two subsidiaries to undertake mineral acquisition and exploration activities in Peru known as Portage Resources Peru S.A. and Portage Minerals Peru Sociedad Anonima.  Under Peruvian regulation each Company must have one Peruvian shareholder to be validly incorporated; therefore, the Company has incorporated each entity with 99 shares held by the Company and 1 share held by a Peruvian resident.

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

On August 31, 2011 the Company had a net operating loss carry forward of $24,598,397 for income tax purposes.  The tax benefit of approximately $7,379,519 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2026.

 PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carry forwards to offset taxable income when an ownership change occurs.  Due to the May 30, 2011 sale of stock from Messrs. Caron and James to Mr. Belfiore, some of the NOL’s will be limited.

Foreign Currency Translations

Parts of the transactions of the Company were completed in Canadian dollars and Peruvian Neuvo Sol have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

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

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Principles of Consolidation

These financial statements include the accounts of the Company and its two subsidiaries (Portage Resources Peru S.A. and Portage Minerals Peru Sociedad Anomina) on a consolidated basis. All inter-company accounts have been eliminated.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

3.           ACQUISITION OF MINERAL CLAIMS

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

On June 25, 2011, Portage Resources Peru S.A. (“Portage Peru”) entered into an assignment agreement with Airon Peru S.A.C. (“Airon”) whereby Airon assigned all rights and interest in a joint venture (the “Joint Venture”) to the mining concession Wuakakuy to Portage Peru. Under the terms of the assignment agreement Portage Peru agreed to explore the concession pursuant to the terms of the Joint Venture. The Company has agreed to spend a minimum of $150,000 on drilling and /or exploration costs and to drill a minimum of 1000 meters within 18 months from the date of the agreement. Should the Company fail to meet its obligations under the agreement then the property will revert back to Airon. Portage Resources Inc. (the “Company”) issued to Airon a total of 200,000,000 common  shares  of the Company valued at $11,120,000 based on the closing price of the shares on June 24, 2011.  Also, Airon was to receive a retainer of $2,000 per month for consulting services commencing June 25, 2011. The retainer payment was verbally agreed between the Company and Arion to be extended until such time as the Company has raised sufficient funding to pay the payments required.

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Unaudited)

3.           ACQUISITION OF MINERAL CLAIMS (continued)

On June 27, 2011, Portage Minerals Peru S.A. (“Portage Minerals”) entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 4 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam Resources Inc. (“Nilam”). As consideration for the acquisition of the mining concession the Company issued to Nilam a total of 100,000,000 common shares of the Company valued at $7,400,000 based on the closing price of the Company’s common stock on June 27, 2011.

On July 4, 2011, Portage Minerals entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 5 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam. As consideration for the acquisition of the mining concession the Company issued to Nilam a total of 80,000,000 common shares of the Company valued at $5,848,000 based on the closing price of the Company’s common stock on July 4, 2011.

On July 22, 2011, Portage Peru entered into agreements to acquire certain mineral concessions known as A.Cordillera Negra located approximately 13 kms from the great Antamina Mine. Portage Minerals entered into a purchase agreement with Claver Albert Huerta Morales to acquire the concessions, consisting of two properties with a total of 1,200 hectares. The CORDILLERA NEGRA EC property is 1,000 hectares, and the adjacent CORDILLERA NEGRA 2 EC property is 200 hectares. As Per the agreement between the parties, Portage made a payment of $10,000 on signing of the agreement, and a further $10,000 on September 15, 2011, leaving total additional outstanding payments of US$1,535,000 over the next 42 months. Following the initial payments, the Company will pay $35,000 to obtain a 43-101 geological report within five months of receiving the public deed, and thereafter, if the report is determined to be favorable, the Company will remit payments as follows:

• US$ 250,000 after thirty (30) months of receipt of the public deed.
• US$ 250,000 after thirty six (36) months of receipt of the public deed.
• US$ 1,000,000 after forty two (42) months of receipt of the public deed.

As of August 31, 2011, the Company assessed the four mineral claim acquisitions above (those acquired in June and July 2011) for impairment and determined they were impaired. The Company recorded a related impairment loss in its statement of operations of $24,378,000.

4.           ADVANCES PAYABLE

During the fiscal year ended May 31, 2011, a director of the Company made advances of $12,381 to the Company for operations, and paid expenses on behalf of the Company of $3,900 ($5,200 in 2009). These advances are non-interest bearing and payable on demand. On May 30, 2011 the Director resigned from the Board of Directors of the Company, and as at May 31, 2011 the entire amount advanced by this former Director, totaling $108,364, has been reclassified as advances payable.  On June 22 2011, the former director made an additional advance of $40 to the Company. As at the three month period ended August 31 2011, the balance due to this former director totaled $108,404. This amount is unsecured, bears no interest and has no specific terms of repayment.

 PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Unaudited)

5.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three months ended August 31, 2011, Portage Resource Inc. has paid $2,000 Mr. Paul Luna Belfiore, a director and officer of the Company  for consulting services rendered in the months of  July and August, 2011.

6.           COMMON STOCK

On April 30, 2008 the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of thirty-nine (39) new shares for each one (1) share of common stock then held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.

On May 1, 2008, the Secretary of State of Nevada accepted an amendment to the Articles of Incorporation filed by the Company increasing the total number of authorized shares of common stock to 500,000,000 shares of common stock with a par value of $0.001 per share.

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

On May 30, 2011, Paul Luna Belfiore (“Mr. Belfiore”) acquired control of four hundred eighty million (480,000,000) shares of the Company’s issued and outstanding common stock, representing approximately 75.33% of the Company’s total issued and outstanding common stock, from Martine Caron (“Mr. Caron”), and Russell L. James (“Mr. James”) in accordance with stock purchase agreements between Mr. Belfiore and Messrs. Caron and James, respectively, (the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, Mr. Belfiore paid an aggregate purchase price of twenty thousand dollars ($20,000) to Messrs. Caron and James in exchange for the shares

On June 13, 2011, the Company entered into a private placement with one investor for the amount of $50,000 at $0.10 per common share, for 5,000,000 shares of common stock. As of the three months ended August 31, 2011 the Company has received $21,734 towards the subscription amount of the private placement. The shares have not been issued as of August 31, 2011 and as a result the amount of the subscription is currently reflected as an investor deposit on the Company’s balance sheet.   Subsequent to the quarter the Company issued the shares and collected the balance of the subscription receivable.

On June 25, 2011, the Company’s wholly owned subsidiary, Portage Resources Peru S.A. (“Portage Peru”) entered into an assignment agreement with Airon Peru S.A.C. (“Airon”) whereby Airon assigned all rights and interest in a joint venture (the “Joint Venture”) to the mining concession Wuakakuy to Portage Peru. In consideration for the assignment, Portage Resources Inc. (the “Company”) issued a total of 200,000,000 common shares of the Company to Airon

On June 27, 2011, the Company’s wholly owned subsidiary, Portage Minerals Peru S.A. (“Portage Minerals”) entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 4 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam Resources Inc. (“Nilam”). As consideration for the acquisition of the mining concession, the Company issued a total of 100,000,000 common shares of the Company to Nilam.

 PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Unaudited)

6.           COMMON STOCK (continued)

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

On July 27, 2011, the Board of Directors unanimously approved a dividend whereby the shareholders of the Company will receive a dividend payable as a ten for one (10:1) forward split of the issued and outstanding shares of Common Stock of the Company pursuant to Section 78.215 of the Nevada Revised Statutes. Pursuant to NRS 78.215 and consistent with the Company’s Articles of Incorporation there is no shareholder approval required for this action. On the Effective Date, as determined by FINRA, nine (9) additional shares for each one (1) share held will be paid to shareholders of record. The Effective date for payment of the dividend is subject to FINRA approval and the Company will announce the effective date when such approval is received. Further, as part of this approved action of the Board of Directors, the Company’s Executive Officer, Mr. Paul Luna Belfiore agreed to return a total of 230,000,000 restricted shares to treasury for cancellation prior to the Effective Date. As this share cancellation was closely related to the forward stock split, it has been given retroactive treatment in these financial statements.  This forward split is still awaiting an effective date from FINRA however; these financial statements recognize this forward split which has received approval of the Board of Directors.

On August 10th, 2011, the Company entered into a share purchase agreement with Nilam Resources S.A. Peru (“Nilam”), whereby subscribed for a total of 194,500  shares (1,954,000 after giving effect to the 10 for 1 forward split) of common stock of the Company at $0.10 per common share for proceeds of $19,540.  The funds have been received from Nilam, however the shares have not yet been issued.

The effect of the stock splits have been recognized retroactively in the stockholders’ equity accounts as of July 20, 2006, the date of our inception, and in all shares and per share date in the financial statements.

7.           GOING CONCERN

The Company is currently in the pre-exploration stage.  It has acquired certain mining concessions but all will require further exploration.   The Company does not expect to generate any revenue from operations for some time.  Further, the Company does not have sufficient funds available currently to service its debt and to pay its ongoing expenses which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital either by loans or from equity financings. Management of the Company is currently negotiating certain equity funding, which, if successfully concluded will enable the Company to operate for the coming year.

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Unaudited)

8.           SUBSEQUENT EVENTS

On September 26th 2011, Portage Minerals Peru S.A. (Portage) entered into a sales and purchase agreement with Nilam Resources Inc. (Nilam) to acquire 55% of the mining concession called Rocas#1, Reco 7 with Code 01046810, with 400 hectares, located in Chiquian district, Department of Ancash.  The terms of the acquisition include a minimum investment of $100,000 USD or 800 meters of drilling within 24 months of all permits and registry of the  55% ownership of the project with Nilam retaining 45% of the project. Further, the remaining 45% of the project can be acquired from Nilam  by Portage at any time by the payment of $0.675 per each ounce of silver on the total silver resources. Under the terms of the Agreement, Nilam is to receive 70,000,000 shares  of the common stock of Portage Resources Inc.

On September 30th 2011, Portage Minerals Peru S.A. (Portage)  entered into a sales and purchase agreement with Nilam Resrouces Inc. (Nilam) to acquire 55% of the mining concession called Rocas#2, Ruth PB code 010516107, with 200 hectares, located in Chiquian district, Department of Ancash. The terms of the acquisition include a minimum investment of $50,000 USD or 200 meters of  drilling within 24 months of all permits and registry of the  55% ownership of the project with Nilam retaining 45% of the project. Further, the remaining 45% of the project can be acquired from Nilam by Portage at any time by the payment of $0.675 per each ounce of silver on the total silver resources. Under the terms of the Agreement, Nilam is to receive 35,000,000 shares  of the common stock of Portage Resources Inc.

On October 12, 2011, the Company has signed a definitive agreement with Grupo Industrial Canamex (“Canamex”) for a $3,000,000 draw-down equity line of credit to further develop its significant mining properties in Peru. This agreement was signed by each party on October 12, 2011.   The agreement is for a period of twenty four months from the date of execution on October 12, 2011 (the “Commitment Period”).  Under the terms of the drawdown equity financing agreement at any time during the Commitment Period, the Company at its sole and exclusive option, may issue and sell to Canamex by way of a drawdown notice provided to Canamex and Canamex shall be obligated to purchase from the Company shares of the Company’s common stock.  The number of shares that Canamex shall purchase pursuant to each advance shall be determined by dividing the amount of the advance by the purchase price which shall be set at 95% of the lowest VWAP of the common stock during the pricing period which shall mean the five consecutive trading days after the draw down notice.  The maximum advance amount shall not exceed  $250,000 or two hundred percent of the average daily volume based on the trailing ten days preceding the drawdown notice.  Should the Company fail to deliver the shares  pursuant to the terms of the agreement then there are penalties to the Company for each $10,000 worth of common stock not delivered of one hundred dollars for each day not delivered up to 10 days late and $200 for each day late after the tenth day.

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

We were incorporated under the laws of the State of Nevada on July 20, 2006. Our corporate offices are at Av. Benavides 441, Apto 101B, Miraflores, Lima 18, Peru.  Our telephone number is 011-511-733-5100. Our corporate e-mail address is info@portageresourcesinc.com and our website address is www.portageresourcesinc.com.

The Company was organized for the purpose of acquiring, exploring and developing mineral properties.  The Company has not established the existence of a commercially minable ore deposit and as at the date of this report has not reached the exploration stage and is considered to be in the pre-exploration stage.

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

To meet our ongoing need for cash, to finance our continuing operations, we must raise additional capital through a private placement or public offering of shares of our common stock, or through loans from our officers and directors.   If we are unable to raise the additional cash we need to continue operations we will have no alternative but to cease operations and go out of business which could result in the loss of your entire investment in our common stock.
Should we be successful in raising sufficient funds in order to conduct our exploration programs, the full extent and cost of which is not presently known beyond that required by our mandatory work programs noted below, and such exploration programs result in an indication that production is economically feasible, then at that point in time we would make a determination as to the best and most viable approach for the extraction of the minerals from the respective property.  On October 12, 2011, the Company entered into a draw-down equity line of credit with Groupo Industrial Canamex for up to $3,000,000 dollars.   This funding will provide sufficient working capital for the Company to be able to meet its ongoing funding commitments.  However, the terms of the draw-down agreement may be substantively dilutive to the current shareholders dependent on the pricing at the time of the draw-down.

Results of Operations

Our revenues since inception on July 20, 2006 to date have been $nil.   For the three months ended August 31, 2011, our loss from operations was ($24,431,546) as compared to a loss of ($7,168) for the three months  ended August 31, 2010.

The increased losses were was due to the impairment of our mineral claims. Additionally, General and administrative expenses increased from $5,518 for the three months ended August 31, 2010 to $43,895 for the comparable three months ended August 31, 2011.  Professional fees increased from $1,650 for the three months ended August 31, 2010 to $7,151 for the comparable three months ended August 31, 2011 and  legal fees for the three months ended August 31, 2010 were $nil as compared to $2,500 for the three months ended August 31, 2011.

Liquidity & Capital Resources

As a pre-exploration stage Company, we have had no revenues for the period from July 20, 2006 (date of inception), through August 31, 2011.  We expect to incur substantial costs while we commence exploration work on our properties, in addition to meeting our ongoing corporate obligations and debt servicing.  As of August 31, 2011, our cash balance is $702 as compared to no cash as at the fiscal year ended May 31, 2011.  On October 12, 2011, we executed a draw-down line of credit agreement to fund the Company up to an amount of $3,000,000.   This line of credit will provide the Company with sufficient working capital to meet its current liabilities which total $159,875 at August 31, 2011 ($136,901 as at May 31, 2011).  Accordingly,

Accordingly, we will require also have sufficient  funds to implement our exploration and development programs on our properties, and to meet our other pending obligations, including general and administrative costs and contractual property payments. Management believes that it will require a minimum of $1,200,000 during the next twelve months to meet its planned commitments.

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

If we are to acquire additional properties, or undertake additional operational activities, we would be required to raise additional capital.  We just completed two further property acquisitions, however no funds are required to be expended on those properties in the upcoming 12 months.  If we did determine to undertake exploration activities on the properties we would be required to allocate $150,000 for drilling on both of these properties.  This amount is not included in our budget above.  We cannot accurately state at this time whether we will be required to purchase any plant or equipment or have any significant changes in the number of employees, as at this time these requirements would ensue from positive outcomes of the exploration programs on our mineral properties.  We however do not anticipate making any such purchases or hiring any employees until such time as we have undertaken the required exploration programs and results indicate the need to do so.

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

ITEM 4T.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2011, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2011:

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

Changes in Internal Control over Financial Reporting

As of August 31, 2011, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended August 31, 2011 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.

Due to a lack of personnel resources, we were not able to immediately take any action to remediate these material weaknesses.  We intend to implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended August 31, 2011, fairly presents our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10th, 2011, the Company entered into a share purchase agreement with Nilam Resources S.A. Peru (“Nilam”), whereby subscribed for a total of 1,954,000  shares of common stock of the Company at $0.10 per common share for proceeds of $19,540.  The funds have been received from Nilam, however the shares have not yet been issued.

The Company relied upon the “Regulation S” exemption for the sale of shares to Peru as the shares were sold in compliance with the exemption from the registration requirements found in Rules 901 through 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These shares were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Each offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               (REMOVED AND RESERVED)

ITEM 5.               OTHER INFORMATION

On October 12, 2011, the Company has signed a definitive agreement with Grupo Industrial Canamex (“Canamex”) for a $3,000,000 draw-down equity line of credit to further develop its significant mining properties in Peru. This agreement was signed by each party on October 12, 2011.   The agreement is for a period of twenty four months from the date of execution on October 12, 2011 (the “Commitment Period”).  Under the terms of the drawdown equity financing agreement at any time during the Commitment Period, the Company at its sole and exclusive option, may issue and sell to Canamex by way of a drawdown notice provided to Canamex and Canamex shall be obligated to purchase from the Company shares of the Company’s common stock.  The number of shares that Canamex shall purchase pursuant to each advance shall be determined by dividing the amount of the advance by the purchase price which shall be set at 95% of the lowest VWAP of the common stock during the pricing period which shall mean the five consecutive trading days after the draw down notice.  The maximum advance amount shall not exceed  $250,000 or two hundred percent of the average daily volume based on the trailing ten days preceding the drawdown notice.  Should the Company fail to deliver the shares  pursuant to the terms of the agreement then there are penalties to the Company for each $10,000 worth of common stock not delivered of one hundred dollars for each day not delivered up to 10 days late and $200 for each day late after the tenth day.

ITEM 6.               EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form SB-2 filed on July 16, 2007.
3.1(i)	Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on May 1, 2008	Filed herewith
3.1(ii)	Certificate of Change to Articles of Incorporation as filed with the Nevada Secretary of State on February 24, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 30, 2011
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
10.1	Assignment Agreement between Airon Peru S.A.C. and Portage Resources Peru S.A. dated June 25, 2011	Incorporate by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.
10.2	Translated Joint Venture Agreement underlying the Assignment Agreement between Portage Resources Peru S.A. and Airon Peru S.A.C. dated June 25, 2011.	Incorporate by reference to our Form 10-K filed with the Securities and Exchange Commission on September 13, 2011.
10.3	Sales and Purchase Agreement Linderos #4 between Nilam Resources Inc. and Portage Minerals Peru S.A. dated June 27, 2011.	Incorporate by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.
10.4	Sales and Purchase Agreement Linderos #5 between Nilam Resources Inc. and Portage Minerals Peru S.A. dated July 4, 2011.	Incorporate by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.
10.5	Acquisition Agreement between Portage Resources Peru S.A. and Claver Albert Huerta Morales for certain mineral concessions known as Cordillera Negra.	Incorporate by reference to our Form 10-K filed with the Securities and Exchange Commission on September 13, 2011.

10.6	Sales and Purchase Agreement between Portage Minerals Peru S.A. and Nilam Resources Inc. dated September 26, 2011 for the Rocas #1 mineral concessions.	Filed herewith
10.7	Sales and Purchase Agreement between Portage Minerals Peru S.A. and Nilam Resources Inc. dated September 26, 2011 for the Rocas #1 mineral concessions.	Filed herewith
10.8	Draw-Down Equity Line of Credit between the Company and Groupo Industrial Canamex dated October 12, 2011	Filed herewith
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTAGE RESOURCES INC.
(Registrant)

/s/ Paul Luna Belfiore
Date: October 24 , 2011	PAUL LUNA BELFIORE
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director