Form 10-Q/A
period 2011-08-31
Portage Resources Inc.
filed 2011-10-27
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Portage Resources Inc. for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 24, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form SB-2 filed on July 16, 2007.
3.1(i)	Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on May 1, 2008	Filed herewith
3.1(ii)	Certificate of Change to Articles of Incorporation as filed with the Nevada Secretary of State on February 24, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 30, 2011
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
10.1	Assignment Agreement between Airon Peru S.A.C. and Portage Resources Peru S.A. dated June 25, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.
10.2	Translated Joint Venture Agreement underlying the Assignment Agreement between Portage Resources Peru S.A. and Airon Peru S.A.C. dated June 25, 2011.	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on September 13, 2011.
10.3	Sales and Purchase Agreement Linderos #4 between Nilam Resources Inc. and Portage Minerals Peru S.A. dated June 27, 2011.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.
10.4	Sales and Purchase Agreement Linderos #5 between Nilam Resources Inc. and Portage Minerals Peru S.A. dated July 4, 2011.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.
10.5	Acquisition Agreement between Portage Resources Peru S.A. and Claver Albert Huerta Morales for certain mineral concessions known as Cordillera Negra.	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on September 13, 2011.
10.6	Sales and Purchase Agreement between Portage Minerals Peru S.A. and Nilam Resources Inc. dated September 26, 2011 for the Rocas #1 mineral concessions.	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on October 24, 2011.
10.7	Sales and Purchase Agreement between Portage Minerals Peru S.A. and Nilam Resources Inc. dated September 26, 2011 for the Rocas #1 mineral concessions.	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on October 24, 2011.

10.8	Draw-Down Equity Line of Credit between the Company and Groupo Industrial Canamex dated October 12, 2011	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on October 24, 2011.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTAGE RESOURCES INC.
(Registrant)

/s/ Paul Luna Belfiore
Date: October 26 , 2011	PAUL LUNA BELFIORE
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director