Form 10-Q
period 2011-11-30
Portage Resources Inc.
filed 2012-01-23
CIK 1403674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

445,700,000 shares of common stock issued and outstanding as of January 18, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

PORTAGE RESOURCES INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs.

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and references to “we,” “us,” “Company,” “our” and “Portage” mean Portage Resources Inc., unless otherwise indicated.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I
FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Page
Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 to F-10

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2011 (Unaudited)	May 31, 2011
ASSETS

CURRENT ASSETS
Cash	$-	$-
Total current assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$67,978	$28,537
Advances payable	108,404	108,364
Total Current Liabilities	176,382	136,901

STOCKHOLDERS’ DEFICIENCY
Common stock: 5,000,000,000 shares authorized, at $0.001 par value 445,700,000 shares issued and outstanding at November 30, 2011 and 407,200,000 shares issued and outstanding at May 31, 2011.	445,700	407,200
Capital in excess of par value	23,772,250	(377,250)
Common Stock to be issued	2,752,444	-
Deficit accumulated during the pre-exploration stage	(27,146,776)	(166,851)
Total Stockholders' Deficiency	(176,382)	(136,901)
Total Liabilities and Stockholders’ Deficiency	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and six months ended November 30, 2011 and 2010 and for the period from July 20, 2006 (date of the inception) to November 30, 2011

	Three Months ended November 30,		Six Months Ended November 30,		Period from July 20, 2006 (Inception) to
	2011	2010	2011	2010	November 30, 2011

REVENUES	$-	$-	$-		$-

EXPENSES:
Exploration expenses	10,375	-	10,375	-	16,887
General and administrative fees	38,485	176	82,380	5,694	191,138
Impairment of mineral claims	2,484,500	-	26,862,500	-	26.867.500
Professional fees	8,930	-	16,081	1,650	54,876
Legal fees	6,089	-	8,589	-	16,375
	2,548,379	176	26,979,925	7,344	27,146,776

NET LOSS	$(2,548,379)	$(176)	$(26,979,925)	$(7,344)	$(27,146,776)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.05)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	445,628,571	407,200,000	439,719,125	407,200,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
For the six months ended November 30, 2011 and 2010
 and for the period from July 20, 2006 (date of the inception) to November 30, 2011

			Period From
			July 20, 2006
	Six Months Ended		(Inception) to
	November 30,		November 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,979,925)	$(7,344)	$(27,146,776)
Adjustments to reconcile net loss to net cash provided by operating activities:
Capital contributions – expenses paid by related parties	-	3,900	9,100
Impairment of mineral claim acquisitions	26,862,500	-	26,867,500
Changes in Accounts payable	39,441	(1,647)	67,978
Net cash used in operations	(77,984)	(5,091)	(202,198)

CASH FLOWS FORM INVESTING ACTITIVIES:
Purchase mineral property claims	(20,000)	-	(25,000)
Net cash used in investing activities	(20,000)	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	40	4,813	108,404
Proceeds from issuance of common stock	50,000	-	70,850
Investor deposits	47,944	-	47,944
Cash Flows Provided By Financing Activities	97,984	4,813	227,198

Net (Decrease) In Cash	-	(278)	-

Cash at Beginning of Period	-	832	-
CASH AT END OF PERIOD	$-	$554	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Shares issued to acquire mineral concessions	$26,842,500	$-	$26,842,500
Capital Contributions, noncash expenses	$-	$3,900	$9,100

The accompanying notes are an integral part of these unaudited consolidated financial statements

 PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
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

On June 22, 2011                                , the Company incorporated two subsidiaries to undertake mineral acquisition and exploration activities in Peru known as Portage Resources Peru S.A. and Portage Minerals Peru Sociedad Anonima.  Under Peruvian regulation each Company must have one Peruvian shareholder to be validly incorporated; therefore, the Company has incorporated each entity with 99 shares held by the Company and 1 share held by a Peruvian resident.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

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

On November 30, 2011 the Company had a net operating loss carry forward of $26,979,925 for income tax purposes.  The tax benefit of approximately $9,100,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2026.

 PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
 (Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carry forwards to offset taxable income when an ownership change occurs.  Due to the May 30, 2011 sale of stock from Messrs. Caron and James to Mr. Belfiore, some of the NOL’s may be limited.

Foreign Currency Translations

Parts of the transactions of the Company that were completed in Canadian dollars and Peruvian Neuvo Sol have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

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
November 30, 2011
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

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserves established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs will not be recoverable.

On June 25, 2011, Portage Resources Peru S.A. (“Portage Peru”) entered into an assignment agreement with Airon Peru S.A.C. (“Airon”) whereby Airon assigned all rights and interest in a joint venture (the “Joint Venture”) to the mining concession Wuakakuy to Portage Peru. Under the terms of the assignment agreement Portage Peru agreed to explore the concession pursuant to the terms of the Joint Venture. The Company has agreed to spend a minimum of $150,000 on drilling and /or exploration costs and to drill a minimum of 1000 meters within 18 months from the date of the agreement. Should the Company fail to meet its obligations under the agreement then the property will revert back to Airon. Portage Resources Inc. (the “Company”) issued to Airon a total of 20,000,000 common  shares  of the Company valued at $0.56 per share based on the closing price of the shares on June 24, 2011.  Also, Airon was to receive a retainer of $2,000 per month for consulting services commencing June 25, 2011. The retainer payment was verbally agreed between the Company and Arion to be extended until such time as the Company has raised sufficient funding to pay the payments required. Payments commenced during the current quarter ended November 30, 2011, and a total of $4,000 was remitted for services provided for  October 31, 2011 and November 30, 2011.

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
 (Unaudited)

3.           ACQUISITION OF MINERAL CLAIMS (continued)

On June 27, 2011, Portage Minerals Peru S.A. (“Portage Minerals”) entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 4 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam Resources Inc. (“Nilam”). As consideration for the acquisition of the mining concession the Company issued to Nilam a total of 10,000,000 common shares of the Company valued at $0.74 per share based on the closing price of the Company’s common stock on June 27, 2011.

On July 4, 2011, Portage Minerals entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 5 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam. As consideration for the acquisition of the mining concession the Company issued to Nilam a total of 8,000,000 common shares of the Company valued at $0.73 per share based on the closing price of the Company’s common stock on July 4, 2011.

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

On September 26th 2011, Portage Minerals Peru S.A. (Portage) entered into a sales and purchase agreement with Nilam Resources Inc. (Nilam) to acquire 55% of the mining concession called Rocas#1, Reco 7 with Code 01046810, with 400 hectares, located in Chiquian district, Department of Ancash.  The terms of the acquisition include a minimum investment of $100,000 USD or 800 meters of drilling within 24 months of all permits and registry of the  55% ownership of the project with Nilam retaining 45% of the project. Further, the remaining 45% of the project can be acquired from Nilam  by Portage at any time by the payment of $0.675 per each ounce of silver on the total silver resources. Under the terms of the Agreement, Nilam is to receive 7,000,000 shares of the common stock of Portage Resources Inc. These shares were valued at $0.204 based on the closing price of the Company’s common stock on September 26, 2011. As at November 30, 2011 the shares remained unissued.

On September 30th 2011, Portage Minerals Peru S.A. (Portage)  entered into a sales and purchase agreement with Nilam Resrouces Inc. (Nilam) to acquire 55% of the mining concession called Rocas#2, Ruth PB code 010516107, with 200 hectares, located in Chiquian district, Department of Ancash. The terms of the acquisition include a minimum investment of $50,000 USD or 200 meters of drilling within 24 months of all permits and registry of the  55% ownership of the project with Nilam retaining 45% of the project. Further, the remaining 45% of the project can be acquired from Nilam by Portage at any time by the payment of $0.675 per each ounce of silver on the total silver resources. Under the terms of the Agreement, Nilam is to receive 3,500,000 shares of the common stock of Portage Resources Inc. These shares were valued at $0.299 based on the closing price of the Company’s common stock on September 26, 2011. As at November 30, 2011 the shares remained unissued.

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
 (Unaudited)

3.           ACQUISITION OF MINERAL CLAIMS (continued)

During the three months ended November 30, 2011, the Company determined all mineral concession acquisition costs during the quarter were impaired and recorded a related impairment loss of $2,484,500 in its statement of operations.

4.           ADVANCES PAYABLE

During the fiscal year ended May 31, 2011, a director of the Company made advances of $12,381 to the Company for operations, and paid expenses on behalf of the Company of $3,900 ($5,200 in 2009). These advances are non-interest bearing and payable on demand. On May 30, 2011 the Director resigned from the Board of Directors of the Company, and as at May 31, 2011 the entire amount advanced by this former Director, totaling $108,364, was reclassified as advances payable.  On June 22 2011, the former director made an additional advance of $40 to the Company. As at November 30, 2011, the balance due to this former director totaled $108,404. This amount is unsecured, bears no interest and has no specific terms of repayment.

5.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the six months ended November 30, 2011, Portage Resource Inc. has paid $6,740 to Mr. Paul Luna Belfiore, a director and officer of the Company for consulting services.

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

 PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
 (Unaudited)

6.           COMMON STOCK (continued)

On June 13, 2011, the Company entered into a private placement with one investor for the amount of $50,000 at $0.10 per common share, for 500,000 shares of common stock. During the three months ended August 31, 2011 the Company received $21,734 towards the subscription amount of the private placement. During the quarter ended November 30, 2011, the Company issued the shares and collected the balance of the subscription receivable.

On June 25, 2011, the Company’s wholly owned subsidiary, Portage Resources Peru S.A. (“Portage Peru”) entered into an assignment agreement with Airon Peru S.A.C. (“Airon”) whereby Airon assigned all rights and interest in a joint venture (the “Joint Venture”) to the mining concession Wuakakuy to Portage Peru. In consideration for the assignment, Portage Resources Inc. (the “Company”) issued a total of 20,000,000 common shares of the Company to Airon.

On June 27, 2011, the Company’s wholly owned subsidiary, Portage Minerals Peru S.A. (“Portage Minerals”) entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 4 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam Resources Inc. (“Nilam”). As consideration for the acquisition of the mining concession, the Company issued a total of 10,000,000 common shares of the Company to Nilam.

On July 4, 2011, the Company’s wholly owned subsidiary, Portage Minerals entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 5 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam. As consideration for the acquisition of the mining concession, the Company issued a total of 8,000,000 common shares of the Company to Nilam.

On July 27, 2011, the Board of Directors unanimously approved a dividend whereby the shareholders of the Company will receive a dividend payable as a ten for one (10:1) forward split of the issued and outstanding shares of Common Stock of the Company pursuant to Section 78.215 of the Nevada Revised Statutes. Further, as part of this approved action of the Board of Directors, the Company’s Executive Officer, Mr. Paul Luna Belfiore agreed to return a total of 230,000,000 restricted shares to treasury for cancellation prior to the Effective Date.   As at October 31, 2011 the Company had not yet received FINRA approval for the above-noted transaction and withdrew the dividend.  Concurrent with this action, the Board of directors agreed to re-issue 230,000,000 restricted shares to Mr. Belfiore. As at the date of this report, the 230,000,000 shares remain unissued, and are recorded as common stock to be issued on the Balance Sheet.

On August 10th, 2011, the Company entered into a share purchase agreement with Nilam Resources S.A. Peru (“Nilam”), whereby subscribed for a total of 194,500 shares of common stock of the Company at $0.10 per common share for proceeds of $19,540.  The funds have been received from Nilam, however the shares have not yet been issued.  During the three month period ended November 30, 2011 the Company received further advances from Nilam totaling $12,150 under another share purchase agreement for a total of 416,667 shares of common stock at a price of $0.03 per share.  As at November 30, 2011 the Company has recorded a total of $31,690 on the Company’s balance sheet as “common stock to be issued” with respect to funds received from Nilam.
During the three month period ended November 30, 2011, Canamex has advanced a total of $16,254 in respect to a share purchase agreement which amount is recorded on the Balance Sheet as “common stock to be issued”.  The Company and Canamex have agreed on a purchase price of $0.03 per share and a subscription agreement for the purchase of 541,801 shares of common stock is pending execution by Canamex.

PORTAGE RESOURCES INC. AND SUBSIDIARIES
(Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
(Unaudited)

6.           COMMON STOCK (continued)

EQUITY LINE OF CREDIT

On October 12, 2011, the Company signed a definitive agreement with Grupo Industrial Canamex (“Canamex”) for a $3,000,000 draw-down equity line of credit to further develop its significant mining properties in Peru. The agreement is for a period of twenty four months from the date of execution on October 12, 2011 (the “Commitment Period”).  Under the terms of the drawdown equity financing agreement at any time during the Commitment Period, the Company at its sole and exclusive option, may issue and sell to Canamex by way of a drawdown notice provided to Canamex and Canamex shall be obligated to purchase from the Company shares of the Company’s common stock.  The number of shares that Canamex shall purchase pursuant to each advance shall be determined by dividing the amount of the advance by the purchase price which shall be set at 95% of the lowest VWAP of the common stock during the pricing period which shall mean the five consecutive trading days after the draw down notice.  The maximum advance amount share not exceed  $250,000 or two hundred percent of the average daily volume based on the trailing ten days preceding the drawdown notice.  Should the Company fail to deliver the shares  pursuant to the terms of the agreement then there are penalties to the Company for each $10,000 worth of common stock not delivered of one hundred dollars for each day not delivered up to 10 days late and $200 for each day late after the tenth day. As at November 30, 2011 there have been no transactions under the equity line.

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

8.           SUBSEQUENT EVENTS

Subsequent to November 30, 2011 the Company has received a further advance from Canamex in the amount of $11,036 which amount is expected to be applied to a subscription agreement for shares of common stock.

Subsequent to November 30, 2011 the Company has received a further advance totaling $2,825 from Nilam Resources Inc. which amount is expected to be applied to a subscription agreement for shares of common stock.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Overview

Portage Resources Inc. (the “Company,” “we,” “us,” or “our”)   incorporated under the laws of the State of Nevada on July 20, 2006. Our corporate offices are at Av. Benavides 441, Apto 101B, Miraflores, Lima 18, Peru.  Our telephone number is 011-511-733-5100. Our corporate e-mail address is info@portageresourcesinc.com and our website address is www.portageresourcesinc.com.

On April 30, 2008 our  directors approved a resolution to forward split the common shares of the Company on the basis of thirty-nine (39) new shares for each one (1) share of common stock then held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.

On May 1, 2008, the Secretary of State of Nevada accepted an amendment to the Articles of Incorporation filed by the Company increasing the total number of authorized shares of common stock to 500,000,000 shares of common stock with a par value of $0.001 per share.

On February 4, 2011,  our Board of Directors approved a ten for one (10:1) forward split of the issued and authorized shares of the Company.  The Record Date of the Forward Split was February 27, 2011 for shareholders of record to receive the forward split shares. The Company’s authorized common stock increased from 500,000,000 shares of common stock with a par value of $0.001 to 5,000,000,000 shares of common stock with a par value of $0.001.

On May 30, 2011, Paul Luna Belfiore acquired control of four hundred eighty million (480,000,000) shares of the Company’s issued and outstanding common stock, representing approximately 75.33% of the Company’s total issued and outstanding common stock, thus effecting a change in control of the Company.

On July 27, 2011, our Board of Directors unanimously approved a dividend whereby the shareholders of the Company were to receive a dividend payable as a ten for one (10:1) forward split of the issued and outstanding shares of Common Stock of the Company pursuant to Section 78.215 of the Nevada Revised Statutes. Mr. Paul Luna Belfiore agreed to return a total of 230,000,000 restricted shares to treasury for cancellation prior to the Effective Date.   As at October 31, 2011 the Company had not yet received FINRA approval for the above-noted transaction and withdrew the dividend.  Concurrent with this action, the Board of directors agreed to re-issue 230,000,000 restricted shares to Mr. Belfiore.

Our Current Business

We were organized for the purpose of acquiring, exploring and developing mineral properties.  The Company has not established the existence of a commercially mineable ore deposit and as at the date of this report has not reached the exploration stage and is considered to be in the pre-exploration stage.

In late 2006, the Company had the ROK 1-20 claims staked and ownership put into its own name. In December 2009, the Company allowed its mineral claims to lapse without any work being performed on them.

On June 22, 2011, we incorporated two subsidiaries to undertake mineral acquisition and exploration activities in Peru known as Portage Resources Peru S.A. and Portage Minerals Peru Sociedad Anonima.

On June 25, 2011, Portage Resources Peru S.A. (“Portage Peru”) entered into an assignment agreement with Airon Peru S.A.C. (“Airon”) whereby Airon assigned all rights and interest in a joint venture to the mining concession Wuakakuy to Portage Peru. Under the terms of the assignment agreement Portage Peru agreed to explore the concession pursuant to the terms of the joint venture. We have agreed to spend a minimum of $150,000 on drilling and /or exploration costs and to drill a minimum of 1000 meters within 18 months from the date of the agreement. Should the Company fail to meet its obligations under the agreement then the property will revert back to Airon.

On June 27, 2011, Portage Minerals Peru S.A. (“Portage Minerals”) acquired all rights, title and interest to the Linderos 4 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru from Nilam Resources Inc. (“Nilam”).

On July 4, 2011, Portage Minerals acquired all rights, title and interest to the Linderos 5 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru from Nilam.

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

On September 26th 2011, Portage Minerals entered into a sales and purchase agreement with Nilam to acquire 55% of the mining concession called Rocas#1,  Reco 7 with Code 01046810, with 400 hectares, located in Chiquian district, Department of Ancash.  The terms of the acquisition include a minimum investment of $100,000 USD or 800 meters of drilling within 24 months of all permits and registry of the  55% ownership of the project with Nilam retaining 45% of the project. Further, the remaining 45% of the project can be acquired from Nilam  by Portage at any time by the payment of $0.675 per each ounce of silver on the total silver resources. Under the terms of the Agreement, Nilam is to receive 7,000,000 shares of the common stock of Portage Resources Inc.  As at November 30, 2011 the shares remained unissued.

On September 30th 2011, Portage Minerals entered into a sales and purchase agreement with Nilam to acquire 55% of the mining concession called Rocas#2, Ruth PB code 010516107, with 200 hectares, located in Chiquian district, Department of Ancash. The terms of the acquisition include a minimum investment of $50,000 USD or 200 meters of drilling within 24 months of all permits and registry of the 55% ownership of the project with Nilam retaining 45% of the project. Further, the remaining 45% of the project can be acquired from Nilam at any time by the payment of $0.675 per each ounce of silver on the total silver resources. Under the terms of the Agreement, Nilam is to receive 3,500,000 shares of the common stock of Portage Resources Inc. As at November 30, 2011 the shares remained unissued.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed.  In this regard, we have successfully raised additional capital through equity offerings and loan transactions in the past and presently believe we will be able to do so in the future, though we can offer no assurance of this outcome as no specific arrangements are in place.

Comparison of  three and six months periods ended  November 30, 2011 and November 30, 2010

Our revenues since inception on July 20, 2006 to date have been $nil.   For the three months ended November 30, 2011, our loss from operations was ($2,548,379) as compared to a loss of ($176) for the three months ended November 30, 2010.

The increased losses were was due to increased operations as we undertake our business plan whereby we expended $10,375 on exploration expenses, $34,484 for general and administrative expenses, $2,484,500 related to the impairment of our mineral claims, $8,930 for professional fees and $6,089 for legal fees for the three months ended November 30, 2011 as compared to $176 for general and administrative expenses for the three months ended November 30, 2010.

For the six months ended November 30, 2011 we had net losses of ($26,979,925) as compared to net losses of ($7,344) for the six months ended November 30, 2010.   The majority of the loss ($26,862,500) was related to the impairment of mineral claims during the November 30, 2011 six month period.  Additionally, General and administrative expenses increased from $5,694 for the six months ended November 30, 2010 to $82,380 for the comparable six months ended November 30, 2011.  Professional fees increased from $1,650 for the six months ended November 30, 2010 to $16,081 for the comparable six  months ended November 30, 2011 and  legal fees for the six months ended November 30, 2010 were $nil as compared to $8,589 for the six months ended November 30, 2011.   As well, we expended $10,375 on exploration expenses for the six months ended November 30, 2011 as compared to no expenditures for the six months ended November 30, 2010.

Period from inception, July 20, 2006  to November 30, 2011

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the pre- exploration stage of $27,146,776.  We expect to continue to incur losses as a result of continued exploration of our Peruvian mineral properties and as a result of expenditures for general and administrative activities while we remain in the pre-exploration stage.

Liquidity & Capital Resources

As a pre-exploration stage Company, we have had no revenues for the period from July 20, 2006 (date of inception), through November 30, 2011.  We expect to incur substantial costs while we commence exploration work on our properties, in addition to meeting our ongoing corporate obligations and debt servicing.  As of November 30, 2011, our cash balance was $Nil which is consistent with our cash balance of $Nil as at the fiscal year ended May 31, 2011.  On October 12, 2011, we executed a draw-down line of credit agreement to fund the Company up to an amount of $3,000,000.   This equity line of credit will provide the Company with sufficient working capital to meet its current liabilities which total $176,382 at November 30, 2011 ($136,901 as at May 31, 2011).  Accordingly, we believe we will also have sufficient funds to implement our exploration and development programs on our properties, and to meet our other pending obligations, including general and administrative costs and contractual property payments. Management believes that it will require a minimum of $1,200,000 during the next twelve months to meet its planned commitments.

As at November 30, 2011 we have received a total of $16,354 from Canamex in respect to a private placement to purchase a total of 541,801 shares at $0.03 per share. We have also received a further $12,500 from Nilam in respect to a private placement to purchase a total of 416,667 shares at $0.03 per share.     As at the date of this report the aforementioned shares have yet to be issued.

For the twelve month period ended November 30, 2012 we anticipate that based on meeting our known obligations for general operations, required property payments and for planned exploration activities, we will be required to raise the following funds:

Amount
General operating costs	$100,000
Payment of existing liabilities	180,000
Professional Fees	150,000
Consulting Fees	200,000
Property Acquisition Costs - Airon	24,000
Property Acquisition Costs - Cordillera Negra	35,000
Estimated Exploration Costs	500,000
Total	$1,189,000

If we are to acquire additional properties, or undertake additional operational activities, we would be required to raise additional capital.  For two of our property acquisitions, no funds are required to be expended on those properties in the upcoming 12 months.  If we did determine to undertake exploration activities on the properties we would be required to allocate $150,000 for drilling on both of these properties.  This amount is not included in our budget above.  We cannot accurately state at this time whether we will be required to purchase any plant or equipment or have any significant changes in the number of employees, as at this time these requirements would ensue from positive outcomes of the exploration programs on our mineral properties.  We however do not anticipate making any such purchases or hiring any employees until such time as we have undertaken the required exploration programs and results indicate the need to do so.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances.  Our significant accounting policies are more fully discussed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended  May 31, 2011.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including Paul Luna Belfiore, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of November 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

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

We continue to review our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.  Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               (REMOVED AND RESERVED)

ITEM 5.               OTHER INFORMATION

None

ITEM 6.               EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form SB-2 filed on July 16, 2007.
3.1(i)	Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on May 1, 2008	Filed herewith
3.1(ii)	Certificate of Change to Articles of Incorporation as filed with the Nevada Secretary of State on February 24, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 30, 2011
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
10.1	Assignment Agreement between Airon Peru S.A.C. and Portage Resources Peru S.A. dated June 25, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.
10.2	Translated Joint Venture Agreement underlying the Assignment Agreement between Portage Resources Peru S.A. and Airon Peru S.A.C. dated June 25, 2011.	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on September 13, 2011.
10.3	Sales and Purchase Agreement Linderos #4 between Nilam Resources Inc. and Portage Minerals Peru S.A. dated June 27, 2011.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.
10.4	Sales and Purchase Agreement Linderos #5 between Nilam Resources Inc. and Portage Minerals Peru S.A. dated July 4, 2011.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.
10.5	Acquisition Agreement between Portage Resources Peru S.A. and Claver Albert Huerta Morales for certain mineral concessions known as Cordillera Negra.	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on September 13, 2011.
10.6	Sales and Purchase Agreement between Portage Minerals Peru S.A. and Nilam Resources Inc. dated September 26, 2011 for the Rocas #1 mineral concessions.	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on October 24, 2011.
10.7	Sales and Purchase Agreement between Portage Minerals Peru S.A. and Nilam Resources Inc. dated September 26, 2011 for the Rocas #1 mineral concessions.	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on October 24, 2011.
10.8	Draw-Down Equity Line of Credit between the Company and Groupo Industrial Canamex dated October 12, 2011	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on October 24, 2011.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTAGE RESOURCES INC.
(Registrant)

/s/ Paul Luna Belfiore
Date: January 23, 2012	PAUL LUNA BELFIORE
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director