Form 10-Q
period 2012-02-29
Portage Resources Inc.
filed 2012-04-23
CIK 1403674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

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

50,342,595 shares of common stock issued and outstanding as of April 19, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

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

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three (3) month period ended February 29, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Page
Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	7
Consolidated Statements of Operations	8
Consolidated Statements of Cash Flows	9
Notes to Consolidated Financial Statements	10-16

PORTAGE RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	7	CONSOLIDATED BALANCE SHEETS

PAGE	8	STATEMENTS OF OPERATIONS

PAGE	9	STATEMENTS OF CASH FLOWS

PAGES	10 - 16	NOTES TO FINANCIAL STATEMENTS

PORTAGE RESOURCES INC. AND SUBSIDIARIES

(Pre-exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	February 29, 2012 (Unaudited)	May 31, 2011
ASSETS

CURRENT ASSETS
Cash	$635	$-
Total Assets	635	-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$68,694	$28,537
Advances payable	108,404	108,364
Short-term loans	21,892	-
Total Current Liabilities	198,990	136,901

STOCKHOLDERS’ DEFICIENCY
Common stock: 5,000,000,000 shares authorized, at $0.001 par value 445,700,000 shares issued and outstanding at February 29, 2012 and 407,200,000 shares issued and outstanding at May 31, 2011.	445,700	407,200
Capital in excess of par value	23,772,250	(377,250)
Common Stock to be issued	2,760,780	-
Deficit accumulated during the pre-exploration stage	(27,177,085)	(166,851)
Total Stockholders' Deficiency	(198,355)	(136,901)
Total Liabilities and Stockholders’ Deficiency	$635	$-

The accompanying notes are an integral part of these unaudited financial statements

PORTAGE RESOURCES INC.

(Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and nine months ended February 29, 2012 and 2011 and for the period from July 20, 2006 (date of the inception) to February 29, 2012

	Three Months ended February 29,		Nine Months ended February 29,		Date of Inception to
	2012	2011	2012	2011	Feb. 29, 2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Exploration expenses	23,036	-	33,411	-	39,923
General and administrative fees	176	5,033	82,556	10,727	191,314
Impairment of mineral claim acquisition costs	-	-	26,862,500	-	26,867,500
Professional	5,417	204	21,498	1,854	60,293
Legal	1,680	756	10,269	756	18,055
	30,309	5,993	27,010,234	13,337	27,177,085

NET LOSS FROM OPERATIONS	$(30,309)	$(5,993)	$(27,010,234)	$(13,337)	$(27,177,085)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.06)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	445,700,000	637,200,000	441,705,474	637,200,000

The accompanying notes to financial statements are an integral part of these statements.

PORTAGE RESOURCES INC.

(Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

and for the period from July 20, 2006 (date of the inception) to February 29, 2012

			Period From
			July 20, 2006
	Nine Months Ended		(Inception) to
	February 29,		February 29,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,010,234)	$(13,337)	$(27,177,085)
Adjustment to reconcile net loss to net cash provided by operating activities:
Capital contributions - noncash expenses	-	3,900	9,100
Impairment of mineral claim acquisitions	26,862,500	-	26,862,500
Changes in Accounts payable	40,157	3,825	68,694
Short-term loans acquired	21,892	-	21,892
Net cash used in operations	(85,685)	(5,612)	(214,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Mineral Property claims	(20,000)	-	(20,000)
Net Cash used in investing activities	(20,000)	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from advances	40	5,313	108,404
Proceeds from issuance of common stock	50,000	-	70,850
Investor deposits	56,280	-	56,280
Cash Flows Provided By Financing Activities	106,320	5,313	235,534

Net (Decrease) In Cash	635	(299)	635
Cash at Beginning of Period	-	832	-
CASH AT END OF PERIOD	$635	$533	$635

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued to acquire mineral concessions	$26,842,500	$-	$26,842,500
Capital contributions - noncash expenses	$-	$3,900	$9,100

The accompanying notes are an integral part of these financial statements

PORTAGE RESOURCES INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2012

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

The unaudited interim condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011, which was filed with the United States Securities and Exchange Commission on September 13, 2011. The results of operations for the nine months ended February 29, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending May 31, 2012.

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On February 29, 2012 the Company had a net operating loss carry forward of $27,177,085 for income tax purposes.  The tax benefit of approximately $9,100,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2026.

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

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserves established.  Moreover, we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs will not be recoverable.

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

Also, Airon was to receive a retainer of $2,000 per month for consulting services commencing June 25, 2011. The retainer payment was verbally agreed between the Company and Arion to be extended until such time as the Company has raised sufficient funding to pay the payments required. During the current quarter ended February 29, 2012, a total of $12,000 was remitted for services provided up untill February 29, 2012.

On June 27, 2011, Portage Minerals Peru S.A. (“Portage Minerals”) entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 4 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru with Nilam Resources Inc. (“Nilam”).  As consideration for the acquisition of the mining concession, the Company issued to Nilam a total of 10,000,000 common shares of the Company valued at $0.74 per share based on the closing price of the Company’s common stock on June 27, 2011.

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

On July 22, 2011, Portage Peru entered into agreements to acquire certain mineral concessions known as A.Cordillera Negra located approximately 13 kms from the great Antamina Mine. Portage Minerals entered into a purchase agreement with Claver Albert Huerta Morales to acquire the concessions, consisting of two properties with a total of 1,200 hectares. The CORDILLERA NEGRA EC property is 1,000 hectares, and the adjacent CORDILLERA NEGRA 2 EC property is 200 hectares.  As Per the agreement between the parties, Portage made a payment of $10,000 on signing of the agreement, and a further $10,000 on September 15, 2011, leaving total additional outstanding payments of US $1,535,000 over the next 42 months. Following the initial payments, the Company will pay $35,000 to obtain a 43-101 geological report within five months of receiving the public deed, and thereafter, if the report is determined to be favorable, the Company will remit payments as follows:

• US $ 250,000 after thirty (30) months of receipt of the public deed.

• US $ 250,000 after thirty six (36) months of receipt of the public deed.

• US $ 1,000,000 after forty two (42) months of receipt of the public deed.

On September 26th 2011, Portage Minerals Peru S.A. (Portage) entered into a sales and purchase agreement with Nilam Resources Inc. (Nilam) to acquire 55% of the mining concession called Rocas#1, Reco 7 with Code 01046810, with 400 hectares, located in Chiquian district, Department of Ancash.  The terms of the acquisition include a minimum investment of $100,000 USD or 800 meters of drilling within 24 months of all permits and registry of the 55% ownership of the project with Nilam retaining 45% of the project. Further, the remaining 45% of the project can be acquired from Nilam by Portage at any time by the payment of $0.675 per each ounce of silver on the total silver resources.  Under the terms of the Agreement, Nilam is to receive 7,000,000 shares of the common stock of Portage Resources Inc. These shares were valued at $0.204 based on the closing price of the Company’s common stock on September 26, 2011. As at February 29, 2012 the shares remained unissued.

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

Further, the remaining 45% of the project can be acquired from Nilam by Portage at any time by the payment of $0.675 per each ounce of silver on the total silver resources. Under the terms of the Agreement, Nilam is to receive 3,500,000 shares of the common stock of Portage Resources Inc.  These shares were valued at $0.299 based on the closing price of the Company’s common stock on September 26, 2011.  As at February 29, 2012 the shares remained unissued.

During the nine months ended February 29, 2012, the Company determined all mineral concession acquisition costs during the period were impaired and recorded a related impairment loss of $2,484,500 in its statement of operations.

4.  ADVANCES PAYABLE

During the fiscal year ended May 31, 2011, a director of the Company made advances of $12,381 to the Company for operations, and paid expenses on behalf of the Company of $3,900 ($5,200 in 2009). These advances are non-interest bearing and payable on demand. On May 30, 2011 the Director resigned from the Board of Directors of the Company, and as at May 31, 2011 the entire amount advanced by this former Director, totaling $108,364, was reclassified as advances payable.  On June 22 2011, the former director made an additional advance of $40 to the Company. As at February 29, 2012, the balance due to this former director totaled $108,404. This amount is unsecured, bears no interest and has no specific terms of repayment.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the nine months ended February 29, 2012, Portage Resource Inc. has paid $6,740 to Mr. Paul Luna Belfiore, a director and officer of the Company for consulting services.

6.  COMMON STOCK

On April 30, 2008, the board of directors of the Company approved a resolution to forward split the common shares of the Company on the basis of thirty-nine (39) new shares for each one (1) share of common stock then held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to forty shares of common stock.

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

Pursuant to the Stock Purchase Agreements, Mr. Belfiore paid an aggregate purchase price of twenty thousand dollars ($20,000) to Messrs. Caron and James in exchange for the shares.  On June 13, 2011, the Company entered into a private placement with one investor for the amount of $50,000 at $0.10 per common share, for 500,000 shares of common stock. During the three months ended August 31, 2011 the Company received $21,734 towards the subscription amount of the private placement. During the quarter ended February 29, 2012, the Company issued the shares and collected the balance of the subscription receivable.

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

On July 27, 2011, the Board of Directors unanimously approved a dividend whereby the shareholders of the Company will receive a dividend payable as a ten for one (10:1) forward split of the issued and outstanding shares of Common Stock of the Company pursuant to Section 78.215 of the Nevada Revised Statutes.  Further, as part of this approved action of the Board of Directors, the Company’s Executive Officer, Mr. Paul Luna Belfiore agreed to return a total of 230,000,000 restricted shares to treasury for cancellation prior to the Effective Date.  As of October 31, 2011 the Company had not yet received FINRA approval for the above-noted transaction and withdrew the dividend.  Concurrent with this action, the Board of directors agreed to re-issue 230,000,000 restricted shares to Mr. Belfiore.  As of the date of this report, the 230,000,000 shares remain unissued, and are recorded as common stock to be issued on the Balance Sheet.

On August 10th, 2011, the Company entered into a share purchase agreement with Nilam Resources S.A. Peru (“Nilam”), whereby subscribed for a total of 194,500 shares of common stock of the Company at $0.10 per common share for proceeds of $19,540.  The funds have been received from Nilam, however, the shares have not yet been issued.  During the nine month period ended February 29, 2012, the Company received further advances from Nilam totaling $9,450 under another share purchase agreement for a total of 315,000 shares of common stock at a price of $0.03 per share.  As of February 29, 2012, the Company has recorded a total of $28,990 on the Company’s balance sheet as “common stock to be issued” with respect to funds received from Nilam.

During the three month period ended February 29, 2012, Canamex has advanced a total of $11,036 in respect to a share purchase agreement which amount is recorded on the Balance Sheet as “common stock to be issued”.  During the nine month period ended February 29, 2012, the Company received advances from Canamex totaling $27,290 under share purchase agreement for a total of 909,667 shares of common stock at a price of $0.03 per share.

As at February 29, 2012 the Company has recorded a total of $27,290 on the Company’s balance sheet as “common stock to be issued” with respect to funds received from Canamex.

EQUITY LINE OF CREDIT

On October 12, 2011, the Company signed a definitive agreement with Grupo Industrial Canamex (“Canamex”) for a $3,000,000 draw-down equity line of credit to further develop its significant mining properties in Peru. The agreement is for a period of twenty-four (24) months from the date of execution on October 12, 2011 (the “Commitment Period”).  Under the terms of the drawdown equity financing agreement at any time during the Commitment Period, the Company at its sole and exclusive option, may issue and sell to Canamex by way of a drawdown notice provided to Canamex, and Canamex shall be obligated to purchase from the Company shares of the Company’s common stock.  The number of shares that Canamex shall purchase pursuant to each advance shall be determined by dividing the amount of the advance by the purchase price which shall be set at 95% of the lowest VWAP of the common stock during the pricing period which shall mean the five consecutive trading days after the draw down notice.  The maximum advance amount share not exceed $250,000 or two hundred percent of the average daily volume based on the trailing ten days preceding the drawdown notice.  Should the Company fail to deliver the shares pursuant to the terms of the agreement then there are penalties to the Company for each $10,000 worth of common stock not delivered of one hundred dollars for each day not delivered up to 10 days late and $200 for each day late after the tenth day. As at February 29, 2012 there have been no transactions under the equity line

7.  SHORT-TERM LOANS

On November 30, 2011, the Company requested a loan from Nilam Resources Inc. of $5,520 on demand.  The loan bears no interest for six months whereby non-payment after six months should incur a $100 per month non-compounded interest charge.  On January 4, 2012, the Company requested a loan (draw-down) from BTL Media Corp. of $20,000 on demand. The loan bears no interest for six months whereby non-payment after six months should incur a $100 per month non-compounded interest charge. As of February 29, 2012, the Company has received $16,367 of the loan.

8.  GOING CONCERN

The Company is currently in the pre-exploration stage, and it has acquired certain mining concessions but all will require further exploration.  The Company does not expect to generate any revenue from operations for some time.  Furthermore, the Company does not have sufficient funds available currently to service its debt and to pay its ongoing expenses which raises substantial doubt about its ability to continue as a going concern.  The continuation of the Company as a going concern is dependent upon obtaining additional working capital either by loans or from equity financings.  Management of the Company is currently negotiating certain equity funding, which, if successfully concluded will enable the Company to operate for the coming year.

9.  SUBSEQUENT EVENTS

There were no subsequent events as of this report date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes to our financial statements in Part I of this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Overview

Portage Resources Inc. (the “Company,” “we,” “us,” or “our”) incorporated under the laws of the State of Nevada on July 20, 2006.  Our corporate office is located at Av. Benavides 441, Apto 101B, Miraflores, Lima 18, Peru.  Our telephone number is 011-511-733-5100, and the company’s website address is www.portageresourcesinc.com.  The contact telephone number is 011-511-733-5100, and our e-mail address is info@portageresourcesinc.com .

On April 30, 2008, the board of directors approved a resolution to forward split the common shares of the Company on the basis of thirty-nine (39) new shares for each one (1) share of common stock then held (the “Forward Split”).  As a result of the Forward Split, every one outstanding share of common stock was increased to forty shares of common stock.

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

On May 30, 2011, Paul Luna Belfiore acquired control of four hundred eighty million (480,000,000) shares of the Company’s issued and outstanding common stock, representing approximately 75.33% of the Company’s total issued and outstanding common stock, thus, effecting a change in control of the Company.

On July 27, 2011, our Board of Directors unanimously approved a dividend whereby the shareholders of the Company were to receive a dividend payable as a ten for one (10:1) forward split of the issued and outstanding shares of Common Stock of the Company pursuant to Section 78.215 of the Nevada Revised Statutes.  Mr. Paul Luna Belfiore agreed to return a total of 230,000,000 restricted shares to treasury for cancellation prior to the Effective Date.  As of October 31, 2011 the Company had not yet received FINRA approval for the above-noted transaction and withdrew the dividend.  Concurrent with this action, the Board of directors agreed to re-issue 230,000,000 restricted shares to Mr. Belfiore.

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

On July 22, 2011, Portage Peru entered into agreements to acquire certain mineral concessions known as A.Cordillera Negra located approximately 13 kms from the great Antamina Mine.  Portage Minerals entered into a purchase agreement with Claver Albert Huerta Morales to acquire the concessions, consisting of two properties with a total of 1,200 hectares.  The CORDILLERA NEGRA EC property is 1,000 hectares, and the adjacent CORDILLERA NEGRA 2 EC property is 200 hectares.  As Per the agreement between the parties, Portage made a payment of $10,000 on signing of the agreement, and a further $10,000 on September 15, 2011, leaving total additional outstanding payments of US $1,535,000 over the next 42 months.  Following the initial payments, the Company will pay $35,000 to obtain a 43-101 geological report within five months of receiving the public deed, and thereafter, if the report is determined to be favorable, the Company will remit payments as follows:

• US $ 250,000 after thirty (30) months of receipt of the public deed.

• US $ 250,000 after thirty six (36) months of receipt of the public deed.

• US $ 1,000,000 after forty two (42) months of receipt of the public deed.

On September 26th 2011, Portage Minerals entered into a sales and purchase agreement with Nilam to acquire 55% of the mining concession called Rocas#1, Reco 7 with Code 01046810, with 400 hectares, located in Chiquian district, Department of Ancash.  The terms of the acquisition include a minimum investment of $100,000 USD or 800 meters of drilling within 24 months of all permits and registry of the 55% ownership of the project with Nilam retaining 45% of the project.  Furthermore, the remaining 45% of the project can be acquired from Nilam by Portage at any time by the payment of $0.675 per each ounce of silver on the total silver resources.  Under the terms of the Agreement, Nilam is to receive 7,000,000 shares of the common stock of Portage Resources Inc.  As at February 29, 2012 the shares remained unissued.

On September 30th 2011, Portage Minerals entered into a sales and purchase agreement with Nilam to acquire 55% of the mining concession called Rocas#2, Ruth PB code 010516107, with 200 hectares, located in Chiquian district, Department of Ancash.  The terms of the acquisition include a minimum investment of $50,000 USD or 200 meters of drilling within 24 months of all permits and registry of the 55% ownership of the project with Nilam retaining 45% of the project.  Furthermore, the remaining 45% of the project can be acquired from Nilam at any time by the payment of $0.675 per each ounce of silver on the total silver resources.

Under the terms of the Agreement, Nilam is to receive 3,500,000 shares of the common stock of Portage Resources Inc.  As at February 29, 2012 the shares remained unissued.

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

To meet our ongoing need for cash, to finance our continuing operations, we must raise additional capital through a private placement or public offering of shares of our common stock, or through loans from our officers and directors.  If we are unable to raise the additional cash we need to continue operations, we will have no alternative but to cease operations and go out of business which could result in the loss of your entire investment in our common stock.

If the Company is successful in raising sufficient funds in order to conduct our exploration programs, the full extent and cost of which is not presently known beyond that required by our mandatory work programs noted below.  Such exploration programs may or may not result in an indication that production is economically feasible.  Then at that point in time, we would make a determination as to the best and most viable approach for the extraction of the minerals from the respective property.  On October 12, 2011, the Company entered into a draw-down equity line of credit with Groupo Industrial Canamex for up to $3,000,000 dollars.  This funding will provide sufficient working capital for the Company to be able to meet its ongoing funding commitments.  However, the terms of the draw-down agreement may be substantively dilutive to the current shareholders dependent on the pricing at the time of the draw-down.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

We have suffered recurring losses from operations.  The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed.  In this regard, we have raised additional capital through equity offerings and loan transactions in the past.  We presently believe we will be able to do so in the future.  However, we can offer no assurance of this outcome as no specific arrangements are in place.

Comparison of three (3) period ended February 29, 2012 and three (3) period February 27, 2011

Our revenues since inception on July 20, 2006 to date have been $nil.  For the three months ended February 29, 2012, our loss from operations was ($30,309) as compared to a loss of ($5,993) for the three months ended February 28, 2011.

The increased losses were caused by increased operations we undertook in our business plan whereby we expended $23,036 on exploration expenses, $5,417 for professional, $176 for general and administrative, and $1,680 for legal fees for the three months ended February 28, 2011 as compared to $0 for Exploration expenses, $204 for professional, $756 for legal fees and $5,033 for general and administrative expenses, for the three months ended February 28, 2011.

The majority of the loss ($30,309) was related to the Exploration cost of $23,036.  Professional fees increased from $204 to $5417, and the legal expenses increased from $756 to $1,680.

Period from inception, July 20, 2006 to February 29, 2012

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the pre- exploration stage of $27,177,085.  We expect to continue to incur losses as a result of continued exploration of our Peruvian mineral properties and as a result of expenditures for general and administrative activities while we remain in the pre-exploration stage.

Liquidity & Capital Resources

As a pre-exploration stage Company, we have had no revenues for the period from July 20, 2006 (date of inception), through February 29, 2012.  We expect to incur substantial costs while we commence exploration work on our properties in addition to meeting our ongoing corporate obligations and debt servicing.  As of February 29, 2012, our cash balance was $Nil which is consistent with our cash balance of $635.  On October 12, 2011, we executed a draw-down line of credit agreement to fund the Company up to an amount of $3,000,000.  This equity line of credit is expected to provide the Company with sufficient working capital to meet its current liabilities which total $198,990 as of February 29, 2012 ($136,901 as at May 31, 2011).  Accordingly, we believe but we cannot guarantee that we will also have sufficient funds to implement our exploration and development programs on our properties, and to meet our other pending obligations, including general and administrative costs and contractual property payments.  Management believes that it will require a minimum of $1,200,000 during the next twelve months to meet its planned commitments.

As at February 29, 2012, we have received a total of $16,354 from Canamex in respect to a private placement to purchase a total of 541,801 shares at $0.03 per share.  We have also received a further $12,500 from Nilam in respect to a private placement to purchase a total of 416,667 shares at $0.03 per share.  On January 4, 2012, the Company requested a loan (draw-down) from BTL Media Corp. of $20,000 on demand.  As of February 29, 2012, we have received $16,367 of the loan..

For the twelve month period ended February 29, 2012 we anticipate that based on meeting our known obligations for general operations, required property payments and for planned exploration activities, we will be required to raise the following funds:

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

For two of our property acquisitions, no funds are required to be expended on those properties in the upcoming 12 months.  If we did determine to undertake exploration activities on the properties, we will be required to allocate $150,000 for drilling on both of these properties.  This amount is not included in our budget above.  We cannot accurately state at this time whether we will be required to purchase any plant or equipment or have any significant changes in the number of employees, as at this time these requirements would ensue from positive outcomes of the exploration programs on our mineral properties.  We however do not anticipate making any such purchases or hiring any employees until such time as we have undertaken the required exploration programs and results indicate the need to do so.

We expect to continue to incur losses for the foreseeable future, and there can be no assurance that we will achieve or maintain revenues or profitability, or establish or sustain future growth.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including Paul Luna Belfiore, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 29, 2012 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of February 29, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

●

Portage did not have an audit committee which complies with the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.  Due to the small size of Portage a whistleblower policy is not necessary.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   (REMOVED AND RESERVED)

ITEM 5  OTHER INFORMATION

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

PORTAGE RESOURCES INC.
(Registrant)

/s/ Paul Luna Belfiore
Date: April 20, 2012	PAUL LUNA BELFIORE
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director