Form 10-K
period 2012-05-31
Portage Resources Inc.
filed 2012-09-19
CIK 1403674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2011 to May 31, 2012

Commission File Number: 000-52791

PORTAGE RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3244927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Av. Benavides 441 Apto 101B

Miraflores, Lima 18, Peru

Issuer’s telephone number, including area code 011-511-733-5100

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]        Accelerated filer [ ]        Non-accelerated filer [ ]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No [x]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 14, 2012 (computed by reference to the latest price at which the common equity was sold at $0.0124 per share, and the aggregate market value of non-affiliates was $489,800.  The number of non-affiliate shares was 39,500,000 as of June 14, 2012.

Number of common stock issued and outstanding at 456,759,900 as of June 14, 2012.

ITEM 1. BUSINESS DESCRIPTION

Corporate Overview

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

On June 15, 2011, Mr. Oscar Tinoco as appointed a Director of the Company and Vice President of Operations and on June 20, 2011, Mr. Elias Garate was appointed as a director of the Company and V.P. Exploration.

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

Our Current Business

The Company was organized for the purpose of acquiring, exploring and developing mineral properties.  The Company has not established the existence of a commercially minable ore deposit and as at the fiscal year ended May 31, 2012 has not reached the exploration stage and is considered to be in the pre-exploration stage.

On June 25, 2011, the Company’s wholly owned subsidiary, Portage Resources Peru S.A. (“Portage Peru”) entered into an assignment agreement with Airon Peru S.A.C. (“Airon”) whereby Airon assigned all their rights and interest in a joint venture (the “Joint Venture”) to explore the mining concession Wuakakuy to Portage Peru.  As consideration for the assignment, we issued a total of 20,000,000 common shares of the Company to Airon.

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

Under the terms of the assignment agreement Portage Peru agreed to explore the concession pursuant to the terms of the Joint Venture.  Portage Peru has agreed to spend a minimum of $150,000 on drilling and /or exploration costs and to drill a minimum of 1000 meters within the 18 months from the date of the agreement.  The Company will acquire 55% of the mining concession should it meet its commitments under the assumption of joint venture.  Should the Company not meet its obligations under the agreement then the property will revert back to Airon.  In consideration for the assignment, we issued a total of 20,000,000 common shares of the Company to Airon.  Further, under the terms of the agreement, Airon will receive a retainer of $2,000 per month for consulting services.

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

On July 22, 2011, the Company’s wholly owned subsidiary, Portage Peru entered into agreements to acquire certain mineral concessions known as A. Cordillera Negra located 13 kilometers from the Antamina Mine.  As consideration for the agreement the parties must pay $10,000 by September 15, 2011 and additional payments totaling $1,535,000 over the next 42 months.

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

Principal Products, Markets

As all of our minerals of interest are commodity products, they are expected to be readily saleable on an open market at then current prices; therefore we foresee no direct competition for the selling of our products, should we ever reach the production stage.

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

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "Portage" mean Portage Resources Inc., unless otherwise indicated.

ITEM 1A. RISK FACTORS

Inherent Risks in Our Business and the Mining Industry

The search for valuable minerals as a business involves substantial risks.  The likelihood of our success and success in the mining industry must be considered in light of the substantial risks, problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that the Company plans to undertake.  These potential problems include, but are not limited to, the inherent speculative nature of exploration of mining properties, numerous hazards including pollution, cave-ins and other hazards against which the company cannot, or may elect not to, insure, burdensome government regulations and other legal uncertainties, market fluctuations relating to the minerals and metals which we seek to exploit, other unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Compliance with Government Regulation

The Company will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Peru.

The Company will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs.  Because there is presently no information on the size, tenor, or quality of any resource or reserves at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If the Company enters into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will be required.

•

Water discharge will have to meet water standards;

•

Dust generation may have to be minimal or otherwise re-mediated;

•

Dumping of material on the surface may have to be re-contoured and re-vegetated;

•

An assessment of all material to be left on the surface will need to be environmentally benign;

•

Ground water will have to be monitored for any potential contaminants;

•

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

•

There will likely have to be an impact report of the work on the local fauna and flora.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

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

The Company has agreed to spend a minimum of $150,000 on drilling and /or exploration costs and to drill a minimum of 1000 meters within 18 months from the date of the agreement. Under the assigned Joint Venture Agreement Portage will assume Airon’s rights to acquire a 55% interest in the mining concession Wuakakuy by assumption of the obligations of the assignor.   As consideration for the assignment, we issued a total of 20,000,000 common shares of the Company to Airon.

Should the Company not meet its obligations under the agreement then the rights to the Joint Venture will revert back to Airon. In consideration for the assignment, we issued a total of 20,000,000 common shares of the Company to Airon and Airon is to receive a retainer of $2,000 per month for consulting services.

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

The Lower Permian Copacabana Group is represented locally by inter-bedded massive micritic limestone, feldspathic sandstone and red to purple siltstone. The Copacabana hosts several base metal occurrences in the region, Unconformably, overlying the Copacabana is the Chupa Formation of Upper Permian age. The Chupa is quite distinctive in the region as it is a very coarse, reddish conglomerate with angular to sub-rounded casts up to 50 cm in diameter derived from the underlying sedimentary units. Unconformably overlying the Chupa conglomerate and locally overlying the Copacabana Group is the Mitu Group of Upper Permian age consisting of continental red beds (arkosic sandstone units of varying grain size), Cretaceous sediments in the region are represented by the Huancane Formation quartz arenite and the Moho Group, which consists of a micritic limestone unit (Ayavaca Fm.) and quartz arenite, and red beds.

The overlying the Cretaceous sediments are Tertiary-age volcanic and volcanic sediments: the rhyolitic volcanics of the Miocene Picontani Formation and polymictic conglomerate and coarse c1asitic sediments of the Pliocene Arco Aja Formation.

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

Deposit Types

The mineralization found on the Project is stratabound, or manto replacenent, Ag-Zn-Pb. Observed characteristics of this mineralization include high Ag values from argentiferous galena, local epigenetic veins and spatial association with intrusive rocks. Manto replacement and vein type deposits are mainly distally intrusion related, emplaced at high temperatures that range from 230°C to 370°C, are often limestone hosted, are often structurally controlled, and contain mineralization of Ag-Pb-Zn and in some cases contain gold. The spatial relationship of intrusive bodies and mantos along with paleo-temperature is held as evidence for a magmatic-hydrothermal origin.

Manto-associated intrusive rocks include granite, quartz monzonite, and intermediate to felsic hypabyssal lithologies. Volcanic rocks associated with the intrusive may overly the limestone locally.

Alteration of limestone wall rocks includes dolomitization and silicificatíon. Alteration of argillite wall rocks or igneous rocks includes argillic, alteration and chloritization. Gangue minerals include quartz, barite, and gypsum.

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

In 2008, as part of a NI43-101 report on the property, twelve samples were submitted for analysis by Camino Ventures.   Twelve rock chip samples were taken from outcrop by the author of the report on the Wuakakuy concession. Five samples were taken from gossan outcrop in the Bonanza Cuerpo to test surface values in this zone at spacing varying from 50 -100 meters. The samples were taken across a square panel of outcrop measuring 3 x 3 meters, perpendicular to apparent bedding, i.e., on near-vertical faces of outcrop.  Sample WK1106 was from a selection of the most intense gossan-barite-Mn oxide alteration found in a 10 meter area of outcrop. Sample WK-09 was from a sandstone breccia outcrop with abundant limonite (goethite) and little gossan that may mark the eastward extension of the Bonanza Cuerpo.

Samples were also collected from gossan structure outcrops in the NE Manto zone and from the mineralized fault breccia to the east of the access road across the creek from the NE Manto.

These samples were also taken as panel samples, usually 3 x 3 meters, in a plane perpendicular to bedding or fault structure.

The primary exploration target on the Project is the Bonanza Cuerpo, a zone measuring 100 x 250 meters defined by abundant gossan outcrop. A sandstone breccia outcrop further east along strike with anomalous Ag-Pb-Zn rock chip values suggests that this zone may extend more than 400m in strike length and is open on either end. Thickness of the Bonanza Cuerpo is estimated at 75 meters.

The surface expression of the Bonanza Cuerpo gossan suggests that it is a concordant body within the surrounding host carbonates of the Copacabanca Group dipping 25° N and striking N700W.  Samples from the gossan taken by the author gave highly anomalous values of Pb-Zn (0.15 -0.99% Pb; 0.12 -2.4% Zn) with locally anomalous Ag (maximum of 7.8 oz./t Ag).  These values from gossan are highly prospective indicators for a massive sulfide body at depth.

In the Mina Cecilia, adjacent to the Property, galena and sphalerite mineralization occurs in irregular veinlets and as sulfide handing in limestone and calcareous sandstone, also of the Copacabana Group.

The Bonanza Cuerpo lies 700 meters north of one of the main access tunnels of the Mina Cecilia and appears to occupy the same stratigraphic horizon as the mineralization of the Mina Cecilia.

The second target is a smaller manto exposed 1,300 meters NE of the Bonanza Cuerpo in calcareous sandstone of the Mitu Group, here called the NE Manto.  Full width of the manto is not exposed in trench cuts.  A channel chip sample was taken across 1 m of exposed manto that returned 5 oz./t Ag, 1.3% Pb, 1.9% Zn.  A sample from a gossan outcrop 200m north of this trench cut exposure ran 0.3 oz/t Ag, 4.8%Zn and no Pb.

Across the valley to the east of the NE Manto is a mineralized fault breccia on the contact between the Copacabana limestone and conglomerate of the Mitu Group.  The breccia structure is 2 -5 meters in width and runs over 400 meters in strike length, trending NI5°E.  Two chip samples from this breccia returned anomalous values of Ag-Pb-Zn; high values were 4.5 oz/t Ag, 0.30%Pb, and 0.27% Zn.

No mineral production has been reported from the Property.  The Property has not been drill tested.  No mineral resource estimate can be made for the property due to insufficient sampling data.

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

Cordillera Negra Claims, , Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru

Claims

On July 22, 2011, Portage Peru entered into agreements to acquire certain mineral concessions known as Cordillera Negra located approximately 13 km from the great Antamina Mine, consisting of two properties with a total of 1,200 hectares.  The agreement between the parties calls for a payment of $10,000 by September 15, 2011, with total additional payments of US$1,535,000 over the next 42 months.  Following the initial payment, the Company will pay $35,000 to obtain a 43-101 geological report within five months of receiving the public deed, and thereafter, if the report is determined to be favorable, the Company will remit payments as follows:  US$ 250,000 after thirty (30) months of receipt of the public deed; US$ 250,000 after thirty six (36) month of receipt of the public deed; US$ 1,000,000 after forty two (42) month of receipt of the public deed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Market Information

There is a limited public market for our common shares.  Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “POTG.”  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Dividend Policy

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2012, we had not adopted an equity compensation plan and had not granted any stock options.

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

Results of Operations

Our revenues since inception on July 20, 2006 to date have been $nil.  For the fiscal year ended May 31, 2012, our loss from operations as compared to the fiscal year ended May 31, 2011 did increase substantially from ($5,098,389) for the fiscal year ended May 31, 2012 and ($21,591) for the fiscal year ended May 31, 2011.

The increase in the loss was due to a one time impairment of mineral claim acquisition costs in the amount of ($4,930,000) and an increase in professional fees from $6,099 (2011) to $30,168 (2012).  Legal fees also increased from $1,286 (2011) to $10,269 (2012).

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

Liquidity & Capital Resources

As a pre-exploration stage Company, we have had no revenues for the period from July 20, 2006 (date of inception), through May 31, 2012.  We expect to incur substantial costs while we commence exploration work on our properties, in addition to meeting our ongoing corporate obligations and debt servicing.  As of May 31, 2012, we have cash in the amount of $571 ($0 - 2011), which means we have insufficient to meet our current liabilities which total $241,871 at May 31, 2012 ($136,901 - 2011).  Further, we have no capital with which to continue operations or to meet commitments for our properties that will be required during the upcoming twelve months.

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

Going Concern

In their audit report relating to our financial statements for the period ended May 31, 2012, our independent accountants indicated that there is substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of working capital for operations and to service our debt.  These factors continue to exist and raise doubt about our status as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin on page 25 of this Annual Report on Form 10-K.

PORTAGE RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

(Stated in US Dollars)

PORTAGE RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	27	CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2012 AND MAY 31, 2011.

PAGE	28	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 20, 2006 (INCEPTION) TO MAY 31, 2012.

PAGE	29	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 20, 2006 (INCEPTION) TO MAY 31, 2012.

PAGE	30	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 20, 2006 (INCEPTION) TO MAY 31, 2012.

PAGES	31-42	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Portage Resources Inc (A Pre-Exploration Stage Company):

We have audited the accompanying consolidated balance sheet of Portage Resources Inc. (A Pre-Exploration Stage Company)(the “Company”) as at May 31, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  We have also audited the consolidated statement of operations, stockholders’ equity, and cash flows for the period from the date of inception on July 20, 2006 to May 31, 2012, except that we did not audit the financial statements for the period from inception on July 20, 2006 to May 31, 2011.  Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company, is based on the report of those auditors.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of the Company as of May 31, 2011 were audited by other auditors whose report dated September 9, 2011 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at May 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period from the date of inception on July 20, 2006 to May 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has not generated revenues since its inception, has incurred annual losses, and further losses are anticipated. The Company requires additional funds to meet its obligations and ongoing operations. Management’s plans in this regard are described in Note 1. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MNP LLP

MNP LLP, Chartered Accountants

Vancouver, BC, Canada

September 13, 2012

ACCOUNTING > CONSULTING > TAX
2300–1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1
1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

PORTAGE RESOURCES INC. AND SUBSIDIARIES

(Pre-exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	May 31, 2012	May 31, 2011
ASSETS

CURRENT ASSETS
Cash	$571	$-
Total Assets	571	-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$107,947	$28,537
Advances payable	108,404	108,364
Short-term loans	25,520	-
Total Current Liabilities	241,871	136,901

STOCKHOLDERS’ DEFICIENCY
Common stock: 5,000,000,000 shares authorized, at $0.001 par value 445,700,000 shares and 407,200,000 issued and outstanding respectively.	445,700	407,200
Capital in excess of par value	2,099,250	(377,250)
Common Stock to be issued	2,478,990	-
Deficit accumulated during the pre-exploration stage	(5,265,240)	(166,851)
Total Stockholders' Deficiency	(241,300)	(136,901)
Total Liabilities and Stockholders’ Deficiency	$571	$-

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.

(Pre-exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended May 31, 2012 and 2011 and

for the period from July 20, 2006 (date of the inception) to May 31, 2012

	12 Months Ended		Date of Inception to
	2012	2011	May 31, 2012

REVENUES	$-	$-	$-

EXPENSES:
Exploration expenses	39,411	-	45,923
General and administrative fees	83,541	14,206	197,299
Impairment of mineral claim acquisition costs	4,930,000	-	4,935,000
Professional	30,168	6,099	68,963
Legal	10,269	1,286	18,055
	5,098,389	21,591	5,265,240

NET LOSS AND COMPREHENSIVE LOSS	$(5,098,389)	$(21,591)	$(5,265,240)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	440,334,247	407,200,000

The accompanying notes to financial statements are an integral part of these statements.

PORTAGE RESOURCES INC.

(Pre-exploration Stage Company)

CONSOLIDATED STATEMENTS SHAREHOLDERS' EQUITY

 For the period from July 20, 2006 (date of the inception) to May 31, 2012

Shareholders’ Equity (USD $)	Common Shares	Par Value of Common Shares	Additional Paid-In Capital	Deficit	Common Stock to Be Issued	Total Shareholders Equity
Beginning balance, at Jul. 19, 2006	-	-	-	-	-	-
Common stock issued for cash, February	250,000,000	250,000	(248,800)	-	-	1,200
Common stock issued for cash, May	157,200,000	157,200	(137,550)	-	-	19,650
Net Loss	-	-	-	(24,806)	-	(24,806)
Ending balance, at May, 31, 2007	407,200,000	407,200	(378,438)	(24,806)	-	(3,956)
Net Loss	-	-	-	(64,586)	-	(64,586)
Ending balance, at May, 31, 2008	407,200,000	407,200	(249,226)	(89,392)	-	(68,542)
Net Loss	-	-	-	(30,604)	-	(30,604)
Ending balance, at May, 31, 2009	407,200,000	407,200	(188,058)	(119,996)	-	(99,146)
Contributed capital, expenses	-	-	5,200		-	5,200
Net Loss	-	-	-	(25,264)	-	(25,264)
Ending balance, at May, 31, 2010	407,200,000	407,200	(142,730)	(145,260)	-	(119,210)
Contributed capital, expenses	-	-	3,900	-	-	3,900
Net Loss	-	-		(21,591)	-	(21,591)
Ending balance, at May 31, 2011	407,200,000	407,200	(377,250)	(166,851)	-	(136,901)
Common Stock issued	38,500,000	38,500	2,476,500	-	-	2,515,000
Common Stock to be issued	-	-	-	-	2,478,990	2,478,990
Net Loss	-	-	-	(5,098,389)	-	(5,098,389)
Ending balance, at May 31, 2012	445,700,000	445,700	2,099,250	(5,265,240)	2,478,990	(241,300)

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.

(Pre-exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the year ended May 31, 2012 and 2011

and for the period from July 20, 2006 (date of the inception) to May 31, 2012

			Period From
			July 20, 2006
			(Inception) to
	12 Months Ended		May 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,098,389)	$(21,591)	$(5,265,240)
Adjustment to reconcile net loss to net cash provided by operating activities:
Capital contributions - noncash expenses	5,000	3,900	14,100
Impairment of mineral claim acquisitions	4,930,000	-	4,930,000
Changes in Accounts payable	79,410	4,478	107,947
Short-term loans	25,520	-	25,520
Net cash used in operations	(58,459)	(13,213)	(187,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Mineral Property claims	(20,000)	-	(20,000)
Net Cash used in investing activities	(20,000)	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from advances	40	12,381	108,404
Proceeds from issuance of common stock	78,990	-	99,840
Investor deposits	-	-	-
Cash Flows Provided By Financing Activities	79,030	12,381	208,244

Net (Decrease) In Cash	571	(832)	571
Cash at Beginning of Period	-	832	-
CASH AT END OF PERIOD	$571	$-	$571

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued to acquire mineral concessions	$4,910,000	$-	$4,910,000
Capital contributions - noncash expenses	$-	$3,900	$9,100

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

(Pre-exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

1. ORGANIZATION AND BASIS OF PRESENTATION

Portage Resources Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2006 with authorized common stock of 5,000,000,000 shares at $0.001 par value.

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

The Company is currently in the pre-exploration stage.  It has acquired certain mining concessions but will require further exploration.  The Company does not expect to generate any revenue from operations for some time.  Further, the Company does not have sufficient fund available currently to service its debt and to pay its ongoing expenses which raises substantial doubt about its ability to continue as going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital either by loans or from equity financings.  Management of the Company is currently negotiating certain equity funding, which, if successfully concluded will enable the Company to operate for the coming year.  If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes

Income taxes are determined using assets and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted FASB ASC 740 as of its inception.  Pursuant to FASB ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future periods; and accordingly is offset by a valuation allowance.  FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax in our Consolidated Statements of Operations and Comprehensive Loss.  The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption FIN 48.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carry forwards to offset taxable income when an ownership change occurs.  Due to the May 30, 2011 sale of stock from Messrs. Caron and James to Mr. Belfiore, some of the NOL’s may be limited.

Foreign Currency Translations

The functional currency of the Company and its subsidiaries is the US Dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non- monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations.

Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is estimated by applying the following hierarchy, which prioritize the inputs used to measure fair value into three levels and bases the categorization with the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs, other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company’s cash and cash equivalents and short-term investments are classified within Level 1of the fair value hierarchy because they are valued using quoted market prices.  The carrying amounts of accounts payable, advances payable and short-term loans approximate their fair value due to short term maturities.

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

Although the Company has taken steps to verify title to mineral properties in which it has an interest in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Property title may be subject to unregistered prior agreements and non-compliance with regulatory requirements.

Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred.  When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

Comprehensive Income

FASB ASC220 “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

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

Recent Accounting Pronouncements

i)

ASU 2011-06

In January 2010, the FASB issued guidance regarding fair value: 1) adding new requirements for disclosures about transfers into and out of Levels 1 and 2 measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, and 2) clarifying existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.

The guidance also required that disclosures about postretirement benefit plan assets be provided by classes of assets instead of by major categories of assets.  The guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity, which was effective for fiscal years beginning after December 15, 2010.  The Company has adopted this guidance, which did not have any effect on its results of operations, financial position and cash flows.

ii)

ASU 2011-04

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”).  The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements.  The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

iii)

ASU 2011-05

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements.  The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments.  This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We expect the adoption of this ASU will affect financial statement presentation only.

iv)

ASU 2011-08

In September 2011, FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20.  The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test.  If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any.  ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test.

ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011 but early adoption is permitted.  The Company does not expect material financial statement implications relating to the adoption of this ASU.

3. ACQUISITION OF MINERAL CLAIMS

ROK - 120

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

WUAKAKUY

On June 25, 2011, Portage Resources Peru S.A. (“Portage Peru”) entered into an assignment agreement with Airon Peru S.A.C. (“Airon”) whereby Airon assigned all rights and interest in a joint venture (the “Joint Venture”) to the mining concession Wuakakuy to Portage Peru.  Under the terms of the assignment agreement Portage Peru agreed to explore the concession pursuant to the terms of the Joint Venture.  The Company has agreed to spend a minimum of $150,000 on drilling and /or exploration costs and to drill a minimum of 1000 meters within 18 months from the date of the agreement.  Should the Company fail to meet its obligations under the agreement then the property will revert back to Airon.  Portage Resources Inc. (the “Company”) issued to Airon a total of 20,000,000 common shares of the Company valued at $0.06 per share based on the closing price of the shares on June 24, 2011.  Also, Airon was to receive a retainer of $2,000 per month for consulting services commencing June 25, 2011.  The retainer payment was verbally agreed between the Company and Airon to be extended until such time as the Company has raised sufficient funding to pay the payments required.  During the year ended May 31, 2012, a total of $18,000 was remitted for services provided.

The acquisition costs related to the Wuakakuy property have been impaired and expensed because there has been no exploration activity nor has there been any reserves established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs will not be recoverable.

LINDEROS

On June 27, 2011, Portage Minerals Peru S.A. (“Portage Minerals”) entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 4 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, and Peru with Nilam Resources Inc. (“Nilam”).  As consideration for the acquisition of the mining concession the Company issued to Nilam a total of 10,000,000 common shares of the Company valued at $0.07 per share based on the closing price of the Company’s common stock on June 27, 2011.

On July 4, 2011, Portage Minerals entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 5 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, and Peru with Nilam.  As consideration for the acquisition of the mining concession the Company issued to Nilam a total of 8,000,000 common shares of the Company valued at $0.07 per share based on the closing price of the Company’s common stock on July 4, 2011.

The acquisition costs related to the Linderos 4 and 5 properties have been impaired and expensed because there has been no exploration activity nor has there been any reserves established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs will not be recoverable.

As of May 31, 2012, the Company is in the process of registering formal title of the Linderos properties in Company’s name.

CORDILLERA NEGRA

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

The acquisition costs related to the Cordillera Negra properties have been impaired and expensed because there has been no exploration activity nor have there been any reserves established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs will not be recoverable.  The Company does not intend to pursue further exploration of the concessions.

ROCAS

On September 26th 2011, Portage Minerals Peru S.A. (Portage) entered into a sales and purchase agreement with Nilam Resources Inc. (Nilam) to acquire 55% of the mining concession called Rocas#1, Reco 7 with Code 01046810, with 400 hectares, located in Chiquian district, Department of Ancash.  The terms of the acquisition include a minimum investment of $100,000 USD or 800 meters of drilling within 24 months of all permits and registry of the 55% ownership of the project with Nilam retaining 45% of the project.  Further, the remaining 45% of the project can be acquired from Nilam by Portage at any time by the payment of $0.675 per each ounce of silver on the total silver resources.  Under the terms of the Agreement, Nilam is to receive 7,000,000 shares of the common stock of Portage Resources Inc.  These shares were valued at $0.20 based on the closing price of the Company’s common stock on September 26, 2011.

On September 30th 2011, Portage Minerals Peru S.A. (Portage) entered into a sales and purchase agreement with Nilam Resources Inc. (Nilam) to acquire 55% of the mining concession called Rocas#2, Ruth PB code 010516107, with 200 hectares, located in Chiquian district, Department of Ancash.  The terms of the acquisition include a minimum investment of $50,000 USD or 200 meters of drilling within 24 months of all permits and registry of  the 55% ownership of the project with Nilam retaining 45% of the project.  Further, the remaining 45% of the project can be acquired from Nilam by Portage at any time by the payment of $0.675 per each ounce of silver on the total silver resources.  Under the terms of the Agreement, Nilam is to receive 3,500,000 shares of the common stock of Portage Resources Inc.  These shares were valued at $0.30 based on the closing price of the Company’s common stock on September 26, 2011.

The acquisition costs related to the Rocas properties have been impaired and expensed because there has been no exploration activity nor have there been any reserves established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs will not be recoverable.

4. ADVANCES PAYABLE

During the fiscal year ended May 31, 2011, a director of the Company made advances of $12,381 to the Company for operations, and paid expenses on behalf of the Company of $3,900 ($5,200 in 2009). These advances are non-interest bearing and payable on demand. On May 30, 2011 the Director resigned from the Board of Directors of the Company, and as at May 31, 2011 the entire amount advanced by this former Director, totaling $108,364, was reclassified as advances payable.  On June 22 2011, the former director made an additional advance of $40 to the Company. As at May 31, 2012, the balance due to this former director totaled $108,404. This amount is unsecured, bears no interest and has no specific terms of repayment.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For year ended May 31, 2012, Portage Resource Inc. has paid $6,740 to Mr. Paul Luna Belfiore, a director and officer of the Company for consulting services.

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

On June 13, 2011, the Company entered into a private placement with one investor for the amount of $50,000 at $0.10 per common share, for 500,000 shares of common stock. As at May 31, 2012, all the shares have been issued.

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

On June 27, 2011, the Company’s wholly owned subsidiary, Portage Minerals Peru S.A. (“Portage Minerals”) entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 4 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, and Peru with Nilam Resources Inc. (“Nilam”).  As consideration for the acquisition of the mining concession, the Company issued a total of 10,000,000 common shares of the Company to Nilam.

On July 4, 2011, the Company’s wholly owned subsidiary, Portage Minerals entered into a purchase and sale agreement to acquire all rights, title and interest to the Linderos 5 mining concession in Tabaconas District, San Ignacio Province, Department of Cajamarca, and Peru with Nilam.  As consideration for the acquisition of the mining concession, the Company issued a total of 8,000,000 common shares of the Company to Nilam.

COMMON STOCK TO BE ISSUED

On July 27, 2011, the Board of Directors unanimously approved a dividend whereby the shareholders of the Company will receive a dividend payable as a ten for one (10:1) forward split of the issued and outstanding shares of Common Stock of the Company pursuant to Section 78.215 of the Nevada Revised Statutes.  Further, as part of this approved action of the Board of Directors, the Company’s Executive Officer, and Mr. Paul Luna Belfiore agreed to return a total of 230,000,000 restricted shares to treasury for cancellation prior to the Effective Date.  As at October 31, 2011 the Company had not yet received FINRA approval for the above-noted transaction and withdrew the dividend.  Concurrent with this action, the Board of directors agreed to re-issue 230,000,000 restricted shares to Mr. Belfiore.  As at the date of this report, the 230,000,000 shares remain unissued.

On August 10th, 2011, the Company entered into a share purchase agreement with Nilam Resources S.A. Peru (“Nilam”), whereby subscribed for a total of 194,500 shares of common stock of the Company at $0.10 per common share for proceeds of $19,540.  The funds have been received from Nilam; however the shares have not yet been issued.  During the year ended May 31, 2012 the Company received further advances from Nilam totaling $9,450 under another share purchase agreement for a total of 315,000 shares of common stock at a price of $0.03 per share.  These shares were issued subsequent to May 31, 2012.

On September 26th 2011, Portage Minerals Peru S.A. (entered into a sales and purchase agreement with Nilam Resources Inc. (Nilam) to acquire 55% of the mining concession called Rocas#1.  Under the terms of the Agreement, Nilam is to receive 7,000,000 shares of the common stock of Portage Resources Inc.  These shares were valued at $0.20 based on the closing price of the Company’s common stock on September 26, 2011 (Note 3).  These shares were issued subsequent to May 31, 2012.

On September 30th 2011, Portage Minerals Peru S.A. entered into a sales and purchase agreement with Nilam Resources Inc. (Nilam) to acquire 55% of the mining concession called Rocas#2.  Under the terms of the Agreement, Nilam is to receive 3,500,000 shares of the common stock of Portage Resources Inc.  These shares were valued at $0.30 based on the closing price of the Company’s common stock on September 26, 2011 (Note 3).  These shares were issued subsequent to May 31, 2012.

EQUITY LINE OF CREDIT

On October 12, 2011, the Company signed a definitive agreement with Grupo Industrial Canamex (“Canamex”) for a $3,000,000 draw-down equity line of credit to further develop its significant mining properties in Peru.  The agreement is for a period of twenty four months from the date of execution on October 12, 2011 (the “Commitment Period”).  Under the terms of the drawdown equity financing agreement at any time during the Commitment Period, the Company at its sole and exclusive option, may issue and sell to Canamex by way of a drawdown notice provided to Canamex and Canamex shall be obligated to purchase from the Company shares of the Company’s common stock.  The number of shares that Canamex shall purchase pursuant to each advance shall be determined by dividing the amount of the advance by the purchase price which shall be set at 95% of the lowest VWAP of the common stock during the pricing period which shall mean the five consecutive trading days after the draw down notice.  The maximum advance amount share not exceed $250,000 or two hundred percent of the average daily volume based on the trailing ten days preceding the drawdown notice.  Should the Company fail to deliver the shares pursuant to the terms of the agreement then there are penalties to the Company for each $10,000 worth of common stock not delivered of one hundred dollars for each day not delivered up to 10 days late and $200 for each day late after the tenth day. As at May 31, 2012 there have been no transactions under the equity line.

7. SHORT-TERM LOANS

On November 30, 2011, the Company requested a loan from Nilam Resources Inc. of $5,520 due on demand.  The loan bears no interest for six months whereby non-payment after six months should incur a $100 per month non-compounded interest charge.

On January 4, 2012, the Company requested a loan from BTL Media Corp. of $20,000 on demand.  The loan bears no interest for six months whereby non-payment after six months should incur a $100 per month non-compounded interest charge.

8. INCOME TAXES

The following table reconciles the expected income taxes expense (recovery) at the United States federal statutory income tax rates to the amounts recognized in the consolidated statements of operations for the years ended May 31, 2012 and 2011:

	2012	2011
Income (loss) before taxes	(5,208,389)	(21,591)
Statutory tax rate	34%	34%
Expected income tax (recovery)	(1,770,767)	(7,341)
Change in valuation allowance	1,567,031	7,341
Foreign tax rate difference	203,736	-
Total income taxes (recovery)	-	-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes.  Deferred tax assets (liabilities) at May 31, 2012 and 2011 are comprised of the following:

United States:

	2012	2011
Net operating loss carryforwards	95,744	56,729
Valuation allowance	(95,744)	(56,729)
Deferred tax asset	-	-

Peru:

	2012	2011
Net operating loss carryforwards	1,150,016	-
Mineral Property	378,000	-
	1,528,016	-
Valuation allowance	(1,528,016)	-
Deferred tax asset	-	-

The Company has net operating loss carryforwards of approximately $281,600 which may be carried forward to apply against future year income tax for United States income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

EXPIRATION
2027	24,806
2028	64,586
2029	30,604
2030	25,264
2031	21,591
2032	114,749
TOTAL	276,600

The Company has net operating loss carryforwards of approximately $3,833,388 which may be carried forward to apply against future year income tax for Peruvian tax purposes.  The losses expire in 2016.  These losses are subject to final determination by the taxation authorities.

Effective January 1, 2009, the Company adopted the interpretation for accounting for uncertainty in income taxes which was an interpretation of the accounting standard accounting for income taxes.  This interpretation created a single model to address accounting for uncertainty in tax positions.  This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at May 31, 2012 the operating losses noted above are based on estimates.  The actual operating losses could differ from these estimates.  We do not have any unrecognized tax benefits or loss contingencies.  Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

9. SUBSEQUENT EVENTS

There were no subsequent events as at the report date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal year ended May 31, 2012, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of May 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of May 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of May 31, 2012:

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

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended May 31, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B. OTHER INFORMATION

The Company has not had any mining safety or health hazard issue.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position	Appointment
Paul Belfiore	52	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	May 30, 2011
Oscar Tinoco	56	Vice President Operations and Director	June 15, 2011
Elias Garate	63	Vice President Exploration and Director	June 20, 2011

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending May 31, 2011, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Paul Belfiore	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	1	-	-

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended May 31, 2012 below:

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All Other Compensation $	Total $
Paul Belfiore	2012	6,740	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.  The Company does not have any stock option plans.

Employment Agreements

As of the fiscal year ended May 31, 2012 we have not entered into employment agreements with our Director and Officer.

Compensation of Directors

During the most recent fiscal year, no director was provided any compensation in their roles as directors of the Company.

The Company has made no arrangements for the cash remuneration of its director except as noted above, and to the extent that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of May 31, 2012, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Common	Paul Luna Belfiore, Av. Benavides 441, Apto 101B Miraflores, Lima 18, Peru	250,000,000 common shares held directly	56.15%
Common		250,000,000 Common shares, issued &exercisable
(1)

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of May 31, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 445,200,000 shares of common stock outstanding as of May31, 2011.

Security Ownership of Management

The following table shows, as of May 31, 2012, of the Company’s Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent of Class (1)
Common	Paul Luna Belfiore, President, Secretary, Treasurer , Chief Executive Officer, Chief Financial Officer and director	250,000,000 shares held directly	56.15%
Common	All Officers and Directors as a group	250,000,000 common shares, issued and exercisable	56.15%
(1)

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.  All shares of common stock subject to options or warrants exercisable within 60 days of May 31, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 445,200,000 shares of common stock outstanding as of May 31, 2012.

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

On June 22 2011, the former director made an additional advance of $40 to the Company. As at May 31, 2012, the balance due to this former director totaled $108,404. This amount is unsecured, bears no interest and has no specific terms of repayment.

For year ended May 31, 2012, our company has paid $6,740 to Mr. Paul Luna Belfiore, a director and officer of the Company for consulting services.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, MNP LLP, Chartered Accountants, for the audit of our annual financial statements for the year ended May 31, 2012.  For the period from Inception to May 31, 2012, the table represents fees for the professional services and fees billed for other services rendered by are former auditors, Madsen & Associates CPAs, Inc.  For the year ended May, 31, 2012, the table represents fees for the professional services and fees billed by MNP LLP, Chartered Accountants and Madsen & Associates CPAs, Inc.

Description of Service	Fees (June 1, 2011 to May 31, 2012) ($)	Fees (June 1, 2010 to May 31, 2011) ($)
Audit fees	7,500	6,350
Audit-related fees	1,800	-
Tax fees	-
All other fees		-
Total	9,300	6,350

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Exhibits

Number	Exhibit	Reference
31.1	Section 302 Certification - Principal Executive Officer and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTAGE RESOURCES INC.

Date:	September 18, 2012	By:	/s/ Paul Belfiore
		Name:	Paul Belfiore
		Title:	Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Belfiore Paul Belfiore	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	September 18, 2012

/s/ Oscar Tinoco Oscar Tinoco	Vice President Operations and Director	September 18, 2012

/s/ Elias Garate Elias Garate	Vice President Exploration and Director	September 18, 2012