Form 10-Q
period 2012-08-31
Portage Resources Inc.
filed 2012-10-15
CIK 1403674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

456,759,900 shares of common stock issued and outstanding as of August 31, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

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

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three (3) month period ended August 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

PORTAGE RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	7	INTERIM CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31, 2012 AND MAY 31, 2012.

PAGE	8	INTERIM CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 20, 2006 (INCEPTION) TO AUGUST 31, 2012.

PAGE	9	INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 20, 2006 (INCEPTION) TO AUGUST 31, 2012.

PAGES	10	INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 20, 2006 (INCEPTION) TO AUGUST 31, 2012.

PAGES	11-17	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

PORTAGE RESOURCES INC. AND SUBSIDIARIES

(Pre-exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	August 31, 2012	May 31, 2012
ASSETS

CURRENT ASSETS
Cash	$546	$571
Total Assets	546	571

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$126,251	$107,947
Advances payable	108,404	108,404
Short-term loans	26,010	25,520
Total Current Liabilities	260,665	241,841

STOCKHOLDERS’ DEFICIENCY
Common stock: 5,000,000,000 shares authorized, at $0.001 par value 456,759,900 shares and 445,700,000 issued and outstanding respectively.	456,760	445,700
Capital in excess of par value	4,567,180	2,099,250
Common Stock to be issued	-	2,478,990
Deficit accumulated during the pre-exploration stage	(5,284,059)	(5,265,240)
Total Stockholders' Deficiency	(260,119)	(241,300)
Total Liabilities and Stockholders’ Deficiency	$546	$571

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PORTAGE RESOURCES INC.

(Pre-exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended August 31, 2012 and 2011 and

for the period from July 20, 2006 (date of the inception) to August 31, 2012

	Three Months Ended August 31,		Date of Inception to
	2012	2011	August 31, 2012

REVENUES	$-	$-	$-

EXPENSES:
Exploration expenses	-	-	45,923
General and administrative fees	3,519	43,895	200,218
Impairment of mineral claim acquisition costs	-	2,470,000	4,935,000
Professional	13,800	7,151	82,763
Legal	1,500	2,500	19,555
	18,819	2,523,546	5,284,059

NET LOSS FROM OPERATIONS	$(18,819)	$(2,523,546)	$(5,284,059)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	455,076,872	4,338,739,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PORTAGE RESOURCES INC.

(Pre-exploration Stage Company)

CONSOLIDATED STATEMENTS SHAREHOLDERS' EQUITY

 For the period from July 20, 2006 (date of the inception) to August 31, 2012

Shareholders’ Equity (USD $)	Common Shares	Par Value of Common Shares	Additional Paid-In Capital	Deficit	Common Stock to Be Issued	Total Shareholders Equity
Beginning balance, at July 19, 2006	-	-	-	-	-	-
Common stock issued for cash, February	250,000,000	250,000	(248,800)	-	-	1,200
Common stock issued for cash	157,200,000	157,200	(137,550)	-	-	19,650
Net Loss	-	-	-	(24,806)	-	(24,806)
Ending balance, at May, 31, 2007	407,200,000	407,200	(378,438)	(24,806)	-	(3,956)
Net Loss	-	-	-	(64,586)	-	(64,586)
Ending balance, at May, 31, 2008	407,200,000	407,200	(249,226)	(89,392)	-	(68,542)
Net Loss	-	-	-	(30,604)	-	(30,604)
Ending balance, at May, 31, 2009	407,200,000	407,200	(188,058)	(119,996)	-	(99,146)
Contributed capital, expenses	-	-	5,200		-	5,200
Net Loss	-	-	-	(25,264)	-	(25,264)
Ending balance, at May, 31, 2010	407,200,000	407,200	(142,730)	(145,260)	-	(119,210)
Contributed capital, expenses	-	-	3,900	-	-	3,900
Net Loss	-	-		(21,591)	-	(21,591)
Ending balance, at May 31, 2011	407,200,000	407,200	(377,250)	(166,851)	-	(136,901)
Common Stock issued	38,500,000	38,500	2,476,500	-	-	2,515,000
Common Stock to be issued	-	-	-	-	2,478,990	2,478,990
Net Loss	-	-	-	(5,098,389)	-	(5,098,389)
Ending balance, at May 31, 2012	445,700,000	445,700	2,099,250	(5,265,240)	2,478,990	(241,300)

Common Stock to be issued	-	-	-	-	(2,478,990)	(2,478,990)
Common Stock issued	11,059,900	11,060	2,467,930	-		2,478,990

Net Loss	-	-	-	(18,819)	-	(18,819)
Ending balance, at August 31, 2012	456,759,900	456,760	4,567,180	(5,284,059)	-	(260,119)

The accompanying notes are an integral part of these unaudited financial statements.

PORTAGE RESOURCES INC.

(Pre-exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the three months ended August 31, 2012 and 2011

and for the period from July 20, 2006 (date of the inception) to August 31, 2012

			Period From
			July 20, 2006
			(Inception) to
	Three Months Ended August 31,		August 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,819)	$(2,523,546)	$(5,284,059)
Adjustment to reconcile net loss to net cash provided by operating activities:
Capital contributions – noncash expenses	-	-	14,100
Impairment of mineral claim acquisitions	-	2,470,000	4,930,000
Changes in Accounts payable	44,314	22,934	152,261
Short-term loans acquired	(25,520)	-	-
Net cash used in operations	(25)	(30,612)	(187,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Mineral Property claims	-	(10,000)	(20,000)
Net Cash used in investing activities	-	(10,000)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from advances	-	40	108,404
Proceeds from issuance of common stock	-	-	99,840
Investor deposits	-	41,274	-
Cash Flows Provided By Financing Activities	-	41,314	208,244

Net (Decrease) In Cash	(25)	702	546
Cash at Beginning of Period	571	-	-
CASH AT END OF PERIOD	$546	$702	$546

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued to acquire mineral concessions	$-	$2,470,000	$4,930,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PORTAGE RESOURCES INC.

(Pre-exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

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

The unaudited interim condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012, which was filed with the United States Securities and Exchange Commission on September 19, 2012. The results of operations for the three months ended August 31, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending May 31, 2013.

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

Comprehensive Income

FASB ASC220 “ Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

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

Recently Adopted Accounting Pronouncements

i)ASU 2011-06

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

ii)ASU 2011-04

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”).  The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements.  The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011.  Adoption of the new provisions did not have a material impact on our financial condition or results of operations.

iii)ASU 2011-05

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements.  The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments.  This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   Adoption of this ASU only affected financial statement presentation.

iv)ASU 2011-08

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

ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011 but early adoption is permitted.  Adoption of the new provisions did not have a material impact on our financial condition or results of operations.

3. ADVANCES PAYABLE

During the fiscal year ended May 31, 2011, a director of the Company made advances of $12,381 to the Company for operations, and paid expenses on behalf of the Company of $3,900 ($5,200 in 2009). These advances are non-interest bearing and payable on demand. On May 30, 2011 the Director resigned from the Board of Directors of the Company, and as at May 31, 2011 the entire amount advanced by this former Director, totaling $108,364, was reclassified as advances payable.  On June 22 2011, the former director made an additional advance of $40 to the Company. As at August 31, 2012, the balance due to this former director totaled $108,404. This amount is unsecured, bears no interest and has no specific terms of repayment.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During fiscal 2012, Portage Resource Inc. has paid $6,740 to Mr. Paul Luna Belfiore, a director and officer of the Company for consulting services. There were no significant transactions with related parties for the three months ended August 31, 2012.

5. COMMON STOCK

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

On August 10th, 2011, the Company entered into a share purchase agreement with Nilam Resources S.A. Peru (“Nilam”), whereby subscribed for a total of 195,400 shares of common stock of the Company at $0.10 per common share for proceeds of $19,540.  The funds have been received from Nilam; however the shares have not yet been issued.  During the year ended May 31, 2012 the Company received further advances from Nilam totaling $9,450 under another share purchase agreement for a total of 315,000 shares of common stock at a price of $0.03 per share.  All these shares were issued on June 14, 2012.

On September 26th 2011, Portage Minerals Peru S.A. (entered into a sales and purchase agreement with Nilam Resources Inc. (Nilam) to acquire 55% of the mining concession called Rocas#1.  Under the terms of the Agreement, Nilam is to receive 7,000,000 shares of the common stock of Portage Resources Inc.  These shares were valued at $0.20 based on the closing price of the Company’s common stock on September 26, 2011 (Note 3). All these shares were issued on June 14, 2012.

On September 30th 2011, Portage Minerals Peru S.A. entered into a sales and purchase agreement with Nilam Resources Inc. (Nilam) to acquire 55% of the mining concession called Rocas#2.  Under the terms of the Agreement, Nilam is to receive 3,500,000 shares of the common stock of Portage Resources Inc.  These shares were valued at $0.30 based on the closing price of the Company’s common stock on September 26, 2011 (Note 3).  All these shares were issued on June 14, 2012.

7. SHORT-TERM LOANS

On November 30, 2011, the Company requested a loan from Nilam Resources Inc. of $5,520 due on demand.  The loan bears no interest for six months whereby non-payment after six months should incur a $100 per month non-compounded interest charge. The loan became on-demand on May 31, 2012.. During the three months ended August 31, 2012, interest accrual of $300 was added to the original loan payable.

On January 4, 2012, the Company requested a loan from BTL Media Corp. of $20,000 on demand.  The loan bears no interest for six months whereby non-payment after six months should incur a $100 per month non-compounded interest charge. The loan became on-demand on July 3, 2012. During the three months ended August 31, 2012, interest accrual of $190 was added to the original loan payable.

8. SUBSEQUENT EVENTS

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

Comparison of three (3) period ended August 31, 2012 and three (3) period August 31, 2011

Our revenues since inception on July 20, 2006 to date have been $nil.  For the three months ended August 31, 2012, our loss from operations was ($18,819) as compared to a loss of (2,523,546) for the three months ended August 31, 2011.

The decrease in losses were caused by operations we undertook in our business plan whereby we expended $0 on exploration expenses, $13,800 for professional, $3,519 for general and administrative, and $1,500 for legal fees for the three months ended August 31, 2012 as compared to $0 for Exploration expenses, $7,151 for professional, $2,500 for legal fees and $43,895 for general and administrative expenses, for the three months ended August 31, 2011.

The company had a large decrease in loss because the company did not have a large impairment of mineral acquisition cost for the three months ended August 31, 2012.  In the three months ended August 31, 2011, the company had a ($2,470,000) impairment of mineral acquisition cost.   The General and Administrative expenses were also decreased from $43,895 to $3,519.

Period from inception, July 20, 2006 to August 31, 2012

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the pre-exploration stage of $5,284,059.  We expect to continue to incur losses as a result of continued exploration of our Peruvian mineral properties and as a result of expenditures for general and administrative activities while we remain in the pre-exploration stage.

Liquidity & Capital Resources

As a pre-exploration stage Company, we have had no revenues for the period from July 20, 2006 (date of inception), through August 31, 2012.  We expect to incur substantial costs while we commence exploration work on our properties in addition to meeting our ongoing corporate obligations and debt servicing.  As of August 31, 2012, our cash balance was $546 which is consistent with our cash balance of $571 on May 31, 2012.  On October 12, 2011, we executed a draw-down line of credit agreement to fund the Company up to an amount of $3,000,000.  This equity line of credit is expected to provide the Company with sufficient working capital to meet its current liabilities which total $260,665 as of August 31, 2012 ($241,871 as at May 31, 2012).  Accordingly, we believe but we cannot guarantee that we will also have sufficient funds to implement our exploration and development programs on our properties, and to meet our other pending obligations, including general and administrative costs and contractual property payments.  Management believes that it will require a minimum of $1,200,000 during the next twelve months to meet its planned commitments.

For the twelve month period ended August 31, 2012 we anticipate that based on meeting our known obligations for general operations, required property payments and for planned exploration activities, we will be required to raise the following funds:

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions and circumstances.  Our significant accounting policies are more fully discussed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including Paul Luna Belfiore, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of August 31, 2012 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of August 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Deposit Trust Clearing Corporation (DTCC) has placed a temporary stock restriction on the stock while it is reviewing a few transactions.  However, at this time, there are no legal proceedings, and the Company is working expeditiously to resolve the temporary restriction with the DTCC.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   (REMOVED AND RESERVED)

ITEM 5  OTHER INFORMATION

The Company is a mining operation, and the company has had not environmental or safety issues.

ITEM 6.  EXHIBITS

31.

Certification of Mr. Paul Luna Belfiore, Chief Executive Officer and Acting Chief Financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTAGE RESOURCES INC.
(Registrant)

/s/ Paul Luna Belfiore
Date: October 15, 2012	PAUL LUNA BELFIORE
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director