Form 10-K
period 2013-05-31
Portage Resources Inc.
filed 2020-11-06
CIK 1403674

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended

Commission File Number: 000-52791

PORTAGE RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3244927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5996 S Edmond St., Las Vegas, NV (Address of principal executive offices)	89118 (Zip Code)

Issuer’s telephone number, including area code 844-370-1805

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [_]        No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [_]        No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [_]        No  [X]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  [_]        No  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_] Non-accelerated filer [X ]	Accelerated filer [_] Smaller reporting company [X] Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [_]        No  [X]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 30, 2012 (computed by reference to the latest price at which the common equity was sold at $0.0061 per share, and the aggregate market value of non-affiliates was $240,950. The number of non-affiliate shares was 39,500,000 as of November 30, 2012.

Number of common stock shares issued and outstanding at 1,950,863,362 as of October 1, 2020.

i

PART I

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

On June 2, 2015, the Company filed a Form 15 terminating its registration under section 12(g) of the Securities Exchange Act of 1934.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy;
•	our possible future financings; and
•	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-K, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

1

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, due to the current circumstance we have chosen to include the following risk factor.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We do not currently own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2

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

Holders

As of October 1, 2020, we had 27 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

Subsequent to May 31, 2013, the Company issued 1,494,103,462 shares of common stock to various persons and entities for services, acquisitions and debt conversion.

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

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended May 31, 2013.

3

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

Results of Operations

We did not earn any revenue for the years ended May 31, 2013 and 2012.

For the year ended May 31, 2013, we incurred $20,571 of general and administrative expense compared to $5,098,389. During the prior year we recognized an impairment loss of mineral claim acquisition costs of $4,930,000. During the current year we ceased most of our operations and on June 2, 2015, the Company filed a Form 15 terminating its registration under section 12(g) of the Securities Exchange Act of 1934.

For the year ended May 31, 2013, we incurred $2,300 of interest expense compared to $0 in the prior year. During the current year we incurred interest expense on our short-term loans.

Our net loss for the year ended May 31, 2013 was $22,871 compared to $5,098,389 for the year ended May 31, 2012.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon our Company attaining and maintaining profitable operations and raising additional capital as needed.  In this regard, we have raised capital through loan transactions in the past, and presently believe we will be able to do so in the future, as well as to be able to raise capital by way of equity financings.

Liquidity & Capital Resources

As reflected in the accompanying financial statements, the Company has had no revenue, has an accumulated deficit of $5,288,111 at May 31, 2013, had a net loss of $22,871 and net cash used in operating activities of $20,571 for year ended May 31, 2013.

We received no funds financing activities for the year ended May 31, 2013 compared to $20,000 for the year ended May 31, 2012.

We cannot at this time say how much additional capital may be required. Should we be required to raise additional capital, there can be no assurance that we will be successful in raising the capital required to fund our planned expenditures or other additional activities.

We expect to continue to incur losses for the foreseeable future and there can be no assurance that we will achieve or maintain revenues or profitability or establish or sustain future growth.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of the date of this filing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PORTAGE RESOURCES INC.

CONSOLIDATED FINANCIAL STATEMENTS

5

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of PORTAGE RESOURCES INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PORTAGE RESOURCES INC. as of May 31, 2013 and 2012, the related statements of operations, changes in shareholders' equity and cash flows, for each of the two years in the period ended May 31, 2013, and the related notes collectively referred to as the "financial statements". In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ OLAYINKA OYEBOLA & CO

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since August 2020.

September 30, 2020

PORTAGE RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2013	May 31, 2012
ASSETS

Current Assets:
Cash	$–	$571
Total Assets	–	571

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$107,947	$107,947
Advances payable	108,404	108,404
Accrued interest	2,300	–
Short-term loans	25,520	25,520
Total Current Liabilities	244,171	241,871

STOCKHOLDERS’ DEFICIT:
Common stock: 5,000,000,000 shares authorized, at $0.001 par value 456,759,900 and 445,700,000 shares issued and outstanding, respectively.	456,760	445,700
Additional paid in capital	4,587,180	2,099,250
Common Stock to be issued	–	2,478,990
Accumulated deficit	(5,288,111)	(5,265,240)
Total Stockholders' Deficit	(244,171)	(241,300)
Total Liabilities and Stockholders’ Deficit	$–	$571

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2013	2012

Expenses:
Exploration expenses	$–	$39,411
General and administrative expense	20,571	83,541
Impairment of mineral claim acquisition costs	–	4,930,000
Professional	–	30,168
Legal	–	10,269
Total expenses	20,571	5,098,389

Other expense:
Interest expense	(2,300)	–
Total other expense	(2,300)	–

Net Loss	$(22,871)	$(5,098,389)

Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	456,335,685	440,334,247

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ DEFICIT

MAY 31, 2013

	Common Stock		Additional	Common Stock	Accumulated
	Shares	Amount	Paid in Capital	to Be Issued	Deficit	Total
Balance, May 31, 2011	407,200,000	$407,200	$(377,250)	$–	$(166,851)	$(136,901)
Common Stock issued	38,500,000	38,500	2,476,500	–	–	2,515,000
Common Stock to be issued	–	–	–	2,478,990	–	2,478,990
Net Loss	–	–	–		(5,098,389)	(5,098,389)
Balance, May 31, 2012	445,700,000	445,700	2,099,250	2,478,990	(5,265,240)	(241,300)
Common Stock issued	11,059,900	11,060	2,487,930	(2,478,930)	–	20,000
Net Loss	–	–	–	–	(22,871)	(22,871)
Balance, May 31, 2013	456,759,900	$456,760	$4,587,180	$–	$(5,288,111)	$(244,171)

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended May 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,871)	$(5,098,389)
Adjustment to reconcile net loss to net cash used by operating activities:
Capital contributions - noncash expenses	–	5,000
Impairment of mineral claim acquisitions	–	4,930,000
Changes in operating assets and liabilities:
Accounts payable	–	79,410
Accrued interest	2,300	–
Short-term loans	–	25,520
Net cash used in operations	(20,571)	(58,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Mineral Property claims	–	(20,000)
Net Cash used in investing activities	–	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	–	40
Proceeds from issuance of common stock	20,000	78,990
Cash Flows Provided by Financing Activities	20,000	79,030

Net (decrease) increase in cash	(571)	571
Cash at beginning of period	571	–
CASH AT END OF PERIOD	$–	$571

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued to acquire mineral concessions	$–	$4,910,000

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended May 31, 2013 or 2012.

Principles of Consolidation

These financial statements include the accounts of the Company and its two subsidiaries (Portage Resources Peru S.A. and Portage Minerals Peru Sociedad Anomina) on a consolidated basis. All inter-company accounts have been eliminated.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  The carrying amounts of accounts payable, advances payable and short-term loans approximate their fair value due to short term maturities.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

The Company’s diluted loss per share is the same as the basic loss per share for the years ended May 31, 2013 and 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this accounting standard update.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - ACQUISITION OF MINERAL CLAIMS

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

NOTE 4 - ADVANCES PAYABLE

During the fiscal year ended May 31, 2011, a former director of the Company made advances of $12,381 to the Company for operations, and paid expenses on behalf of the Company of $3,900. These advances are non-interest bearing and payable on demand. On May 30, 2011 the former director resigned from the Board of Directors of the Company, and as at May 31, 2011 the entire amount advanced by this former director, totaling $108,364, was reclassified to advances payable.  On June 22, 2011, the former director made an additional advance of $40 to the Company. As of May 31, 2013 and 2012, the balance due to this former director totaled $108,404 and $108,404, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

For year ended May 31, 2012, Portage Resource Inc. has paid $6,740 to Mr. Paul Luna Belfiore, a former director and officer of the Company for consulting services.

NOTE 6 - COMMON STOCK

On June 13, 2011, the Company entered into a private placement with one investor for the amount of $50,000 at $0.10 per common share, for 500,000 shares of common stock.

On June 25, 2011, the Company’s wholly owned subsidiary, Portage Resources Peru S.A. (“Portage Peru”) entered into an assignment agreement with Airon Peru S.A.C. (“Airon”) whereby Airon assigned all rights and interest in a joint venture (the “Joint Venture”) to the mining concession Wuakakuy to Portage Peru. In consideration for the assignment, the Company issued a total of 20,000,000 common shares of the Company to Airon.

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

On August 10, 2011, the Company entered into a share purchase agreement with Nilam Resources S.A. Peru (“Nilam”), whereby subscribed for a total of 194,500 shares of common stock of the Company at $0.10 per common share for proceeds of $19,540. During the year ended May 31, 2012 the Company received further advances from Nilam totaling $9,450 under another share purchase agreement for a total of 315,000 shares of common stock at a price of $0.03 per share.  These shares were issued June 14, 2012.

On September 26, 2011, Portage Minerals Peru S.A. entered into a sales and purchase agreement with Nilam to acquire 55% of the mining concession called Rocas#1. Under the terms of the Agreement, Nilam is to receive 7,000,000 shares of the common stock of Portage Resources Inc. These shares were valued at $0.20 based on the closing price of the Company’s common stock on September 26, 2011 (Note 3).  These shares were issued June 14, 2012.

On September 30, 2011, Portage Minerals Peru S.A. entered into a sales and purchase agreement with Nilam Resources Inc. (Nilam) to acquire 55% of the mining concession called Rocas#2. Under the terms of the Agreement, Nilam is to receive 3,500,000 shares of the common stock of Portage Resources Inc. These shares were valued at $0.30 based on the closing price of the Company’s common stock on September 26, 2011 (Note 3). These shares were issued June 14, 2012.

During the year ended May 31, 2013, the Company sold 50,400 shares of common stock for total cash proceeds of $20,000.

NOTE 7 - SHORT-TERM LOANS

On November 30, 2011, the Company received a loan from Nilam Resources Inc. of $5,520. The loan is due on demand and bears no interest for six months. After six months the loan incurs a $100 per month non-compounded interest charge. As of May 31, 2013, there is $1,200 of interest accrued on this loan.

On January 4, 2012, the Company requested a loan from BTL Media Corp. of $20,000. The loan is due on demand and bears no interest for six months. After six months the loan incurs a $100 per month non-compounded interest charge. As of May 31, 2013, there is $1,100 of interest accrued on this loan.

NOTE 8 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no current operations from which to generate revenue, has an accumulated deficit of $5,288,111 at May 31, 2013 and had a net loss of $22,871 for the year ended May 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 9 - INCOME TAXES

At May 31, 2013, the Company had net operating loss carry forwards of approximately $3,840,000 that may be offset against future taxable income. No tax benefit has been reported in the May 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The provision for Federal income tax consists of the following for the years ended May 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$(7,776)	$95,744
Less: valuation allowance	7,776	(95,744)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of May 31, 2013 and 2012:

	2013	2012
Income (loss) before taxes	$(22,871)	$(5,208,389)
Statutory tax rate	34%	34%
Expected income tax (recovery)	$(7,776)	$(1,770,767)
Change in valuation allowance	$7,776	$1,567,031
Foreign tax rate difference	$–	$203,736
Total income taxes (recovery)	–	–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of May 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements.

On May 18, 2015 Portage acquired the controlling interest of FG Fitness & Media Group. As part of this agreement Portage acquired over 70% of the ownership of FG Fitness and included in the transaction FG’s management obtained board seats in Portage Resources, Inc. In connection with the acquisition the Company, issued 1 billion shares of common stock to Anthony Miller, former Chairman.

On June 2, 2015, the Company filed a Form 15 terminating its registration under section 12(g) of the Securities Exchange Act of 1934.

Subsequent to May 31, 2013, the Company issued 1,494,103,462 shares of common stock to various persons and entities for services, acquisitions and debt conversion.

On July 9, 2020, the Company amended its Articles of Incorporation and changed the name of the Company to OM Holdings International, Inc.; however, the change has not yet been approved by the Financial Industry Regulatory Authority (FINRA).

On July 9, 2020, the Company amended its Articles of Incorporation creating 10,000,000 million shares of preferred stock, par value $0.00001. 1,000,000 shares are designated Series A Preferred and 5,000,000 shares are designated Series B Preferred.

On July 9, 2020, the Company, issued 1,000,000 shares of Series A preferred stock to OM Prime Holdings, Ltd. in exchange for payments made on behalf of the Company to revive and get current.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2013, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

•	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
•	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and
•	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period May 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year May 31, 2013. our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•	lack of an audit committee
•	lack of corporate documentation
•	Ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position	Appointment
Mark Vanterpool	64	CEO, CFO, Chairman	June 25, 2020

Mark Vanterpool is the founder of OM Holdings International, a publicly traded company, of which he is the current chief executive officer (CEO). With technological innovation at its core, the company focuses on leveraging the use of the latest technology to provide indispensable goods and services to the underserved Caribbean market.

Throughout the span of his career, Mark has acquired significant expertise across various industries. He has an impressive track record of growth and success in banking, real estate development, food distribution, and politics.

He perfected his management and banking skills quite early in his career by joining Barclays Bank PLC in 1974. At Barclays Bank, he facilitated the progressive growth of the bank’s market share in the Caribbean market. After working for nearly 14 years in the banking sector, he resigned from Barclays Bank to pursue his entrepreneurial interest.

In 1988, he became the CEO of K-Mark’s Foods, which at that time, was a small food market with only a few employees. Through his profound understanding of how to create value for his customers, Mark grew this food company into a multi-location company, generating over $28M in revenue with an above industry-average margin of 30%. Today this company employs over 150 employees.

With the intent to extend his impact in the Caribbean, Mark began working as a public official in 1999 after being elected as a representative of the Fourth District in the House of Assembly of the Virgin Islands. In recent years, he returned to the National Democratic Party and was eventually elected in 2011 as the Minister for Communications, Works and Sea Ports and was reelected in 2015.

Today, Mark’s focus is OM Holdings International. Building on his past success, he endeavors to seize opportunities in a myriad of industries that will bring even greater value to the underserved Caribbean market while fostering the growth of shareholder value.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics.

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended May 31, 2013 below:

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All Other Compensation $	Total $
Paul Belfiore	2012	6,740	0	0	0	0	0	0	6,740
Paul Belfiore	2013	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.  The Company does not have any stock option plans.

Employment Agreements

As of the fiscal year ended May 31, 2013, we have not entered into employment agreements with our Director and Officer.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of October 1, 2020, with respect to the beneficial ownership of the Company’s Common Stock by management and each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Common	Mark Vanterpool	1,000,000,000	51.2%

(1)	Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of May 31, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 1,950,863,362 shares of common stock outstanding as of October 1, 2020.

Changes in Control

On June 24, 2020, one billion shares of commons stock were transferred from Chris Lotito, former CEO and sole director to Mark Vanterpool.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

For year ended May 31, 2012, our company has paid $6,740 to Mr. Paul Luna Belfiore, a former director and officer of the Company for consulting services.

Director Independence

At this time the Company does not have a policy that its directors or a majority be independent of management. The Company has at this time only one director. It is the intention of the Company to implement a policy in the future that a majority of the Board member be independent of the Company’s management as the members of the board of director’s increases after implementation of the Company’s business plan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, Audit-Related and Non-Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by Olayinka Oyebola & Co, our Independent Registered Public Accounting Firm, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

Description of Service	2013	2012
Audit fees	3,000	–
Audit-related fees	–	–
Tax fees	–	–
All other fees		–
Total	3,000	–

11

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101	Interactive Data Files for The OLB Group, Inc. Form 10-K for the period ended December 31, 2019 (*)

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTAGE RESOURCES INC.

Date: November 6, 2020	By:	/s/ Mark Vanterpool
	Name:	Mark Vanterpool
	Title:	Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark Vanterpool	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	November 6, 2020

13