Form 10-K
period 2014-05-31
Portage Resources Inc.
filed 2020-11-06
CIK 1403674

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended __________

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

Large accelerated filer [_] Non-accelerated filer [X]	Accelerated filer [_] Smaller reporting company [X] Emerging growth company [_]

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 30, 2013 (computed by reference to the latest price at which the common equity was sold at $0.0036 per share, and the aggregate market value of non-affiliates was $142,200. The number of non-affiliate shares was 39,500,000 as of November 30, 2013.

Number of common stock shares issued and outstanding at 1,950,863,362 as of October 5, 2020.

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

Holders

As of October 5, 2020, we had 27 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

Subsequent to May 31, 2014, the Company issued 1,494,103,462 shares of common stock to various persons and entities for services, acquisitions and debt conversion.

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

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended May 31, 2014.

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

Results of Operations

We did not earn any revenue for the years ended May 31, 2014 and 2013.

For the year ended May 31, 2014, we incurred $0 of general and administrative expense compared to $20,571. We ceased most of our operations and on June 2, 2015, the Company filed a Form 15 terminating its registration under section 12(g) of the Securities Exchange Act of 1934.

For the year ended May 31, 2014, we incurred $2,400 of interest expense compared to $2,300 in the prior year. During the current year we incurred interest expense on our short-term loans.

Our net loss for the year ended May 31, 2014 was $2,400 compared to $22,871 for the year ended May 31, 2013.

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

Liquidity & Capital Resources

As reflected in the accompanying financial statements, the Company has had no revenue, has an accumulated deficit of $5,290,511 at May 31, 2014, had a net loss of $2,400 and net cash used in operating activities of $0 for year ended May 31, 2014.

We received no funds financing activities for the year ended May 31, 2014 compared to $20,000 for the year ended May 31, 2013.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PORTAGE RESOURCES INC. as of May 31, 2014 and 2013, the related statements of operations, changes in shareholders' equity and cash flows, for each of the two years in the period ended May 31, 2014, and the related notes collectively referred to as the "financial statements". In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles.

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

September 30, 2020

PORTAGE RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2014	May 31, 2013
ASSETS

Current Assets:
Cash	$–	$–
Total Assets	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$107,947	$107,947
Advances payable	108,404	108,404
Accrued interest	4,700	2,300
Short-term loans	25,520	25,520
Total Current Liabilities	246,571	244,171

STOCKHOLDERS’ DEFICIT:
Common stock: 5,000,000,000 shares authorized, at $0.001 par value 456,759,900 and 456,759,900 shares issued and outstanding, respectively.	456,760	456,760
Additional paid in capital	4,587,180	4,587,180
Accumulated deficit	(5,290,511)	(5,288,111)
Total Stockholders' Deficit	(246,571)	(244,171)
Total Liabilities and Stockholders’ Deficit	$–	$–

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2014	2013

Expenses:

General and administrative expense	$–	$20,571

Total expenses	–	20,571

Other expense:
Interest expense	(2,400)	(2,300)
Total other expense	(2,400)	(2,300)

Net Loss	$(2,400)	$(22,871)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	456,759,900	456,759,900

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

MAY 31, 2014

	Common Stock		Additional	Common Stock	Accumulated
	Shares	Amount	Paid in Capital	to Be Issued	Deficit	Total
Balance, May 31, 2012	445,700,000	$445,700	$2,099,250	$2,478,990	$(5,265,240)	$(241,300)
Common Stock issued for cash	11,059,900	11,060	2,487,930	(2,478,990)	–	20,000
Net Loss	–	–	–	–	(22,871)	(22,871)
Balance, May 31, 2013	456,759,900	456,760	4,587,180	–	(5,288,111)	(244,171)
Net Loss	–	–	–	–	(2,400)	(2,400)
Balance, May 31, 2014	456,759,900	$456,760	$4,587,180	$–	$(5,290,511)	$(246,571)

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,400)	$(22,871)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accrued interest	2,400	2,300
Net cash used in operations	–	(20,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	–	20,000
Cash Flows Provided by Financing Activities	–	20,000

Net decrease in cash	–	(571)
Cash at beginning of period	–	571
CASH AT END OF PERIOD	$–	$–

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended May 31, 2014 or 2013.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The Company’s diluted loss per share is the same as the basic loss per share for the years ended May 31, 2014 and 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 3 - ADVANCES PAYABLE

During the fiscal year ended May 31, 2011, a former director of the Company made advances of $12,381 to the Company for operations, and paid expenses on behalf of the Company of $3,900. These advances are non-interest bearing and payable on demand. On May 30, 2011 the former director resigned from the Board of Directors of the Company, and as at May 31, 2011 the entire amount advanced by this former director, totaling $108,364, was reclassified to advances payable. On June 22, 2011, the former director made an additional advance of $40 to the Company. As of May 31, 2014 and 2013, the balance due to this former director totaled $108,404 and $108,404, respectively.

NOTE 4 - COMMON STOCK

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

On September 30, 2011, Portage Minerals Peru S.A. entered into a sales and purchase agreement with Nilam to acquire 55% of the mining concession called Rocas#2. Under the terms of the Agreement, Nilam is to receive 3,500,000 shares of the common stock of Portage Resources Inc. These shares were valued at $0.30 based on the closing price of the Company’s common stock on September 26, 2011. These shares were issued June 14, 2012.

During the year ended May 31, 2013, the Company sold 50,400 shares of common stock for total cash proceeds of $20,000.

NOTE 5 - SHORT-TERM LOANS

On November 30, 2011, the Company received a loan from Nilam Resources Inc. of $5,520. The loan is due on demand and bears no interest for six months. After six months the loan incurs a $100 per month non-compounded interest charge. As of May 31, 2014, there is $2,400 of interest accrued on this loan.

On January 4, 2012, the Company requested a loan from BTL Media Corp. of $20,000. The loan is due on demand and bears no interest for six months. After six months the loan incurs a $100 per month non-compounded interest charge. As of May 31, 2014, there is $2,300 of interest accrued on this loan.

NOTE 6 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no current operations from which to generate revenue, has an accumulated deficit of $5,290,511 at May 31, 2014 and had a net loss of $2,400 for the year ended May 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 7 - INCOME TAXES

At May 31, 2014, the Company had net operating loss carry forwards of approximately $3,841,000 that may be offset against future taxable income. No tax benefit has been reported in the May 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The provision for Federal income tax consists of the following for the years ended May 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$(816)	$(7,776)
Less: valuation allowance	816	7,776
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of May 31, 2014 and 2013:

	2014	2013
Income (loss) before taxes	$(2,400)	$(22,871)
Statutory tax rate	34%	34%
Expected income tax (recovery)	$(816)	$(7,776)
Change in valuation allowance	$816	$7,776
Foreign tax rate difference	$–	$–
Total income taxes (recovery)	–	–

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of May 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 8 - SUBSEQUENT EVENTS

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

On June 2, 2015, the Company filed a Form 15 terminating its registration under section 12(g) of the Securities Exchange Act of 1934.

On June 24, 2020, Mark Vanterpool acquired 1,000,000,000 control shares pursuant to a private transaction.

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

On July 16, 2020, the Company created a wholly owned subsidiary called Portage Resources, Inc. of Colorado. It subsequently transferred all the assets and liabilities of the company into this subsidiary.

On July 22, 2020, the Company agreed to retired 4,900,000 series B preferred shares owed to Anthony Miller pursuant to the FG Fitness & Media Inc. acquisition. In exchange for 100% of the shares in the subsidiary Portage Resources, Inc. of Colorado.

Subsequent to May 31, 2013, the Company issued 1,494,103,462 shares of common stock to various persons and entities for services, acquisitions and debt conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2014, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period May 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year May 31, 2014. our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended May 31, 2014 and 2013 below:

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All Other Compensation $	Total $
Paul Belfiore	2013	0	0	0	0	0	0	0	0
Paul Belfiore	2014	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above. The Company does not have any stock option plans.

Employment Agreements

As of the fiscal year ended May 31, 2014, we have not entered into employment agreements with our Director and Officer.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of October 5, 2020, with respect to the beneficial ownership of the Company’s Common Stock by management and each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Common	Mark Vanterpool	1,000,000,000	51.2%

(1)	Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of May 31, 2014 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 1,950,863,362 shares of common stock outstanding as of October 5, 2020.

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

Description of Service	2014	2013
Audit fees	3,000	3,000
Audit-related fees	–	–
Tax fees	–	–
All other fees		–
Total	3,000	3,000

11

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101	Interactive Data Files for The OLB Group, Inc. Form 10-K for the period ended December 31, 2019 (*)

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