Form 10-K
period 2015-05-31
Portage Resources Inc.
filed 2020-11-06
CIK 1403674

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended _______

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 30, 2014 (computed by reference to the latest price at which the common equity was sold at $0.0012 per share, and the aggregate market value of non-affiliates was $142,200. The number of non-affiliate shares was 39,500,000 as of November 30, 2014.

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

During the year ended May 31, 2015, the Company issued 25,000,000 shares of common stock for total non cash expense of $62,500.

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

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended May 31, 2015.

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

Results of Operations

We did not earn any revenue for the years ended May 31, 2015 and 2014.

For the year ended May 31, 2015, we incurred $62,500 of general and administrative expense compared to $0. We ceased most of our operations and on June 2, 2015, the Company filed a Form 15 terminating its registration under section 12(g) of the Securities Exchange Act of 1934.

For the year ended May 31, 2015, we incurred $2,400 of interest expense compared to $2,400 in the prior year. During the current year we incurred interest expense on our short-term loans.

Our net loss for the year ended May 31, 2015 was $64,900 compared to $2,400 for the year ended May 31, 2014.

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

Liquidity & Capital Resources

As reflected in the accompanying financial statements, the Company has had no revenue, has an accumulated deficit of $5,355,411 at May 31, 2015, had a net loss of $64,900 and net cash used in operating activities of $0 for year ended May 31, 2015.

We received no funds financing activities for the year ended May 31, 2015 or 2014.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PORTAGE RESOURCES INC. as of May 31, 2015 and 2014, the related statements of operations, changes in shareholders' equity and cash flows, for each of the two years in the period ended May 31, 2015, and the related notes collectively referred to as the "financial statements". In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.

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

September 30, 2020

PORTAGE RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2015	May 31, 2014
ASSETS

Current Assets:
Cash	$–	$–
Total Assets	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$107,947	$107,947
Advances payable	108,404	108,404
Accrued interest	7,100	4,700
Short-term loans	25,520	25,520
Total Current Liabilities	248,971	246,571

STOCKHOLDERS’ DEFICIT:
Common stock: 5,000,000,000 shares authorized, at $0.001 par value 481,759,900 and 456,759,900 shares issued and outstanding, respectively.	481,760	456,760
Additional paid in capital	4,624,680	4,587,180
Accumulated deficit	(5,355,411)	(5,290,511)
Total Stockholders' Deficit	(248,971)	(246,571)
Total Liabilities and Stockholders’ Deficit	$–	$–

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2015	2014

Expenses:
General and administrative expense	$62,500	$–
Total expenses	62,500	–

Other expense:
Interest expense	(2,400)	(2,400)
Total other expense	(2,400)	(2,400)

Net Loss	$(64,900)	$(2,400)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	457,102,366	456,759,900

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

MAY 31, 2015

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, May 31, 2013	456,759,900	$456,760	$4,587,180	$(5,288,111)	$(244,171)
Net Loss	–	–	–	(2,400)	(2,400)
Balance, May 31, 2014	456,759,900	456,760	4,587,180	(5,290,511)	(246,571)
Common stock issued	25,000,000	25,000	37,500	–	62,500
Net loss	–	–	–	(64,900)	(64,900)
Balance, May 31, 2015	481,759,900	$481,760	$4,624,680	$(5,355,411)	$(248,971)

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,900)	$(2,400)
Adjustment to reconcile net loss to net cash used by operating activities:
Stock compensation	62,500	–
Changes in operating assets and liabilities:
Accrued interest	2,400	2,400
Net cash used in operations	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	–	–
Cash Flows Provided by Financing Activities	–	–

Net decrease in cash	–	–
Cash at beginning of period	–	–
CASH AT END OF PERIOD	$–	$–

The accompanying notes are an integral part of these financial statements.

PORTAGE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended May 31, 2015 or 2014.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended May 31, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 3 - ADVANCES PAYABLE

During the fiscal year ended May 31, 2011, a former director of the Company made advances of $12,381 to the Company for operations, and paid expenses on behalf of the Company of $3,900. These advances are non-interest bearing and payable on demand. On May 30, 2011 the former director resigned from the Board of Directors of the Company, and as at May 31, 2011 the entire amount advanced by this former director, totaling $108,364, was reclassified to advances payable.  On June 22, 2011, the former director made an additional advance of $40 to the Company. As of May 31, 2015 and 2014, the balance due to this former director totaled $108,404 and $108,404, respectively.

NOTE 4- COMMON STOCK

During the year ended May 31, 2015, the Company issued 25,000,000 shares of common stock for total non cash expense of $62,500.

NOTE 5 - SHORT-TERM LOANS

On November 30, 2011, the Company received a loan from Nilam Resources Inc. of $5,520. The loan is due on demand and bears no interest for six months. After six months the loan incurs a $100 per month non-compounded interest charge. As of May 31, 2015, there is $3,600 of interest accrued on this loan.

On January 4, 2012, the Company requested a loan from BTL Media Corp. of $20,000. The loan is due on demand and bears no interest for six months. After six months the loan incurs a $100 per month non-compounded interest charge. As of May 31, 2015, there is $3,500 of interest accrued on this loan.

NOTE 6 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no current operations from which to generate revenue, has an accumulated deficit of $5,355,411 at May 31, 2015 and had a net loss of 64,900 for the year ended May 31, 2015. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 7 - INCOME TAXES

At May 31, 2015, the Company had net operating loss carry forwards of approximately $3,841,000 that may be offset against future taxable income. No tax benefit has been reported in the May 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The provision for Federal income tax consists of the following for the years ended May 31, 2015 and 2014:

	2015	2014
Federal income tax benefit attributable to:
Current operations	$(22,000)	$(816)
Less: valuation allowance	22,000	816
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of May 31, 2015 and 2014:

	2015	2014
Income (loss) before taxes	$(64,900)	$(2,400)
Statutory tax rate	34%	34%
Expected income tax (recovery)	$(22,066)	$(816)
Change in valuation allowance	$22,066	$816
Foreign tax rate difference	$–	$–
Total income taxes (recovery)	–	–

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of May 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2015, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period May 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year May 31, 2015. our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended May 31, 2015 and 2014 below:

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All Other Compensation $	Total $
Paul Belfiore	2014	0	0	0	0	0	0	0	0
Paul Belfiore	2015	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above. The Company does not have any stock option plans.

Employment Agreements

As of the fiscal year ended May 31, 2015, we have not entered into employment agreements with our Director and Officer.

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

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Common	Mark Vanterpool	1,000,000,000	51.2%

(1)	Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of May 31, 2015 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 1,950,863,362 shares of common stock outstanding as of October 5, 2020.

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

Description of Service	2015	2014
Audit fees	3,000	3,000
Audit-related fees	–	–
Tax fees	–	–
All other fees		–
Total	3,000	3,000

11

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101	Interactive Data Files for The OLB Group, Inc. Form 10-K for the period ended December 31, 2019 (*)

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